Form 10-Q
period 2007-03-31
APEX BIOVENTURES ACQUISITION CORP
filed 2007-07-20
CIK 1368613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to            .

Commission File Number: 001-33516

Apex Bioventures Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-4997725
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18 Farm Lane
Hillsborough, California 94010
(Address of Principal Executive Offices including Zip Code)

(650) 344-3029
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 10,781,250 shares of the Registrant’s common stock issued and outstanding as of July 20, 2007.

Apex Bioventures Acquisition Corporation Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Balance Sheet

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Current Assets
Cash	$55,033	$82,739
Total Current Assets	55,033	82,739

Deferred offering costs	341,655	315,914
Total Assets	$396,688	$398,653

Liabilities and Stockholders' Equity
Currrent liabilities
Accrued expenses	$199,582	$196,807
Accounts payable	316	-
Accounts payable, stockholders	4,170	4,170
Notes payable, stockholders	225,000	225,000
Total current liabilities	429,068	425,977

Commitments

Stockholders' Equity :
Preferred Stock, $0.0001 par value; 1,000,000 authorized shares; none issued	-	-
Common Stock, $0.0001 par value; 60,000,000 authorized;
2,156,250 issued and outstanding	216	216
Additional Paid-In Capital	24,784	24,784
Deficit Accumulated During the Development Stage	(57,380)	(52,324)
Total Stockholders' Equity	(32,380)	(27,324)
Total Liabilities and Stockholders' Equity	$396,688	$398,653

See notes to condensed financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Statement of Operations

	Unaudited	Unaudited
	Period from January 1, 2007 to March 31, 2007	Period from June 1, 2006 (Inception) to March 31, 2007

Formation and operating costs	$(5,565)	$(58,953)
Interest income	509	1,573
Net loss	$(5,056)	$(57,380)

Net loss per share	$(0.00)

Weighted average number of common shares outstanding	2,156,250

See notes to condensed financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Statement of Stockholders’ Equity
For the period from June 1, 2006 (Inception) to March 31, 2007
	Common Stock		Additional	Income (Deficit) Accumulated During the Development	Total Stockholders'
	Shares	Amount	Paid In Capital	Stage	Equity

Common shares issued on June 27,2006 at $0.01159 per share	2,156,250	$216	$24,784		$25,000
Net loss				$(52,324)	(52,324)
Balances at December 31, 2006	2,156,250	216	24,784	(52,324)	(27,324)
Unaudited:
Net income (loss)	-	-	-	(5,056)	(5,056)
Balances at March 31, 2007	2,156,250	$216	$24,784	$(57,380)	$(32,380)

See notes to condensed financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Statement of Cash Flows
	Period from January 1, 2007 to March 31, 2007	Period from June 1, 2006 (Inception) to March 31, 2007

Cash flows from operating activities
Net loss	$(5,056)	$(57,380)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in operating assets and liabilities:
Accounts payable	316	316
Accrued expenses	(11,000)	-
Net cash used in operating activities	(15,740)	(57,064)

Cash flows from financing activities
Loans from stockholders	-	225,000
Proceeds from advances from stockholders	-	4,170
Proceeds from the sale of common stock		25,000
Payment of offering expenses	(11,966)	(142,073)
Net cash (used in) provided by financing activities	(11,966)	112,097

Net (decrease) increase in cash	(27,706)	55,033

Cash, beginning of period	82,739	-
Cash, end of period	$55,033	$55,033

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$13,775	$199,582

See notes to condensed financial statements.

APEX BIOVENTURES ACQUISITION CORPORATION
(a development stage company)
Notes to Unaudited Financial Statements
March 31, 2007

Note 1 -- Basis of Presentation

The financial statements of Apex Bioventures Acquisition Corporation (the “Company”) at March 31, 2007, for the three months ended March 31, 2007 and for the period from June 1, 2006 (inception) to March 31, 2007 (cumulative), have been prepared by the Company, and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007, and for the period from June 1, 2006 to March 31, 2007. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2006 balance sheet has been derived from the audited financial statements.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto at June 18, 2007 and for the period then ended included in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 18, 2007. The accounting policies used in preparing these unaudited financial statements are consistent with those described in such filing.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.

Note 2 -- Organization and Business Operations

Apex Bioventures Acquisition Corp. (the “Company”) was incorporated in Delaware on June 1, 2006. The Company was formed to acquire one or more domestic or foreign operating businesses in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. All activities through March 31, 2007 relate to the Company's formation and proposed public offering described below. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's initial public offering (the “Public Offering”) (as described in Note 6) was declared effective June 7, 2007. The Company consummated the Public Offering on June 13, 2007 and received net proceeds of approximately $65,300,000, including $1,800,000 of proceeds from the private placement (the “Private Placement”) sale of 1,800,000 insider warrants to certain officers, directors and shareholders of the Company. The warrants sold in the Private Placement were identical to the warrants sold in the Public Offering, except that such warrants will be non-redeemable and can be exercised on a cashless basis as long as these persons hold such warrants. In addition, subject to certain limited exceptions, none of the warrants to be purchased by our officers, directors and existing stockholders will be transferable or salable until six months after the consummation of a business combination.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic or foreign operating businesses in the healthcare industry (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of the underwriters' discounts and commissions as described in Note 6, is being held in a trust account (“Trust Account”) invested in government securities. The trust account will be maintained until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Our existing stockholders have agreed that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our existing stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. However, there can be no assurance that that the stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with $1,600,000 in interest income net of taxes payable on such interest, may be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for a Business Combination is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,156,250 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company ( “Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination., divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of share owned by all Public stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders.

The Company's Certificate of Incorporation provides that the Company will continue in existence only until 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 6).

Note 3 -- Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments, “ approximate their carrying amounts presented in the balance sheets at March 31, 2007 and December 31, 2006.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company's financial condition or results of operations.

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Deferred Offering Costs

Deferred offering costs consisted principally of accounting, legal and other fees incurred prior to the Public Offering and were charged to capital upon the consummation of the Public Offering.

Net Loss per Common Share

Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $20,083 at March 31, 2007 and $18,313 at December 31, 2006. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance as of March 31, 2007 and December 31, 2006.

The effective tax rate differs from the statutory tax rate of 34% due to the increase in the valuation allowance

Note 4 -- Related Party Transactions

[A] On June 15, 2006 the Company issued three $50,000 unsecured promissory notes to related parties, K. Michael Forrest, Easton Associates LLC. (the largest equity holder of which is Robert J. Easton), and Treasure Road Partners, LTD., (an entity controlled by Gary E. Frashier). Each note was non-interest bearing and, except for the note to Eaton Associates LLC described below, each was repaid upon consummation of the Public Offering. Messrs. Forrest, Easton and Frashier are officers and directors of the Company.

On June 30, 2006, the Company issued three $25,000 unsecured promissory notes to related parties, K. Michael Forrest, Easton Associates LLC. (the largest equity holder of which is Robert J. Easton), and Treasure Road Partners, LTD. (an entity controlled by Gary E. Frashier). Each note was non-interest bearing and, except for the note to Eaton Associates LLC described below, each was repaid upon consummation of the Public Offering.

In October 2006, Mr. Easton terminated his association with Easton Associates, LLC. As a result of such termination, in April 2007, the Company repaid in full the $75,000 loaned to the Company. Subsequently, Mr. Easton loaned the Company $75,000 which was repaid upon consummation of the Public Offering. As mentioned above, Mr. Easton is a director of the Company.

[B] The Company presently occupies office space provided by Apex Bioventures LLC., an affiliate of K. Michael Forrest, an officer and director of the Company. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services for up to 24 months commencing on the effective date of the Proposed Offering.

[C] The Company's existing stockholders purchased an aggregate of 2,343,750 shares of our common stock in June 2006.

In October 2006, Robert J. Easton, who previously held the largest membership interest in Easton Associates, LLC, terminated his association with Easton Associates. Subsequently, in April 2007, the Company purchased from Easton Associates all of the shares of our common stock held by Easton Associates for $4,096.35 in cash. Subsequently, Mr. Easton purchased from the Company the same number of shares for $4,096.35.

In March 2007, the Company's board of directors determined to reorganize the roles of the Company's management team so as to better reflect the officers' respective talents. Commensurately, the existing stockholders determined to re-allocate among themselves the Company's outstanding shares of common stock. The re-allocation was effected through the purchase and sale of shares for a purchase price of $0.01067 per share.

Of the 2,156,250 shares issued, as adjusted for the reverse stock split, 281,250 shares were subject to forfeiture, without return of invested capital to the stockholders, to the extent the underwriters' over-allotment option was not exercised in full. If any of the 281,250 shares of common stock held by the existing stockholders were forfeited, on the date of such forfeiture, the Company would cancel such shares. None of the aforementioned shares were forfeited since the underwriters’ over-allotment option was exercised in full, as described in Note 6.

Note 5 -- Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 6 - Subsequent Event

In April 2007, the Company effected a 1 for 1.086956522 reverse stock split of its outstanding common stock (effectively increasing the price per share paid for each share from $0.01067 to $0.01159). The accompanying financial statements have been retroactively restated to reflect this reverse stock split.

On June 13, 2007, the Company sold 8,625,000 units (“Units”), including 1,125,000 units pursuant to the over-allotment option granted to the underwriters, in the Public Offering at a price of $8.00 per unit. Each Unit consists of one share of the Company's common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a Target Business and one year from the effective date of the Public Offering and expiring four years from the effective date of the Proposed Offering, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 90 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

In connection with the Public Offering, the Company was obligated to pay Lazard Capital Markets LLC, the underwriters of the Public Offering, underwriting discounts and commissions of 7% of the gross Proceeds of the Offering, of which 3% of the gross proceeds ($2,070,000) will be held in the Trust Account and payable only upon the consummation of a Business Combination. If a Business Combination is approved and completed, public stockholders who voted against the combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred underwriters' discount and commissions.

Each of the common stock and warrants will begin separate trading as promptly as practicable, subject to our having filed a Form 8-K and having issued a press release announcing when such separate trading will begin.

Simultaneously with the consummation of the Public Offering, certain of the initial stockholders purchased 1,800,000 warrants (“Private Placement Warrants”) at a purchase price of $1.00 per warrant, in a private placement. The proceeds of $1,800,000 were placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering except that if the Company calls the Warrants for redemption, the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers. The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them, until 30 days after the completion of a Business Combination.

The Initial Stockholders and the holders of the Private Placement Warrants will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Public Offering. With respect to the shares issued prior to the Public Offering, the holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. With respect to the Private Placement Warrants (and underlying shares), the holders of the majority of these securities are entitled to demand that the Company register these shares at any time commencing three months following the consummation of a Business Combination. In addition, such holders have certain “piggy back” registration rights on registration statements filed subsequent to the Company's consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with this Offering, the Company issued an option to the underwriters, for $100, to purchase up to a total of 450,000 Units at $10.00 per Unit. The Units issuable upon exercise of this option are identical to those offered in the Proposed Offering. The purchase option and its underlying securities have been registered under the registration statement. The option has a useful life of five years.

The sale of the option was accounted for as an equity transaction. Accordingly, there was no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.35 million, using an expected life of five years, volatility of 43% and a risk free interest rate of 4.75%.

The volatility calculation of 43% is based on the actual volatilities of other similarly situated blank check companies. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its unit price, which will depend on a number of factors which cannot be ascertained at this time. Although an expected life of five years was taken into account for the purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company's stockholders, the option would become worthless.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

The following discussion should be read in conjunction with our unaudited Financial Statements and related Notes thereto included elsewhere in this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Overview

We were formed on June 1, 2006 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. Until consummation of our initial public offering in June, 2007, all of our activity related to our formation and initial public offering. We intend to use cash derived from the net proceeds of our initial public offering, together with any additional financing arrangements that we undertake, to effect a business combination.

Results of Operations

The net loss of $5,056 for the three months ended March 31, 2007 consisted of formation and operating costs of $5,565, offset by interest income of $509. During this period, we incurred $25,741 of costs associated with our initial public offering, which were deferred and were charged directly to shareholders’ equity upon the closing of the Public Offering.

The net loss of $57,380 for the period from June 1, 2006 (date of inception) to March 31, 2007 consisted of formation and operating costs of $58,953, offset by interest income of $1,573. During this period, we incurred $341,655 of costs associated with our initial public offering, which were deferred and were charged directly to shareholders’ equity upon the closing of the Public Offering.

Liquidity and Capital Resources

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through June 13, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standards (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 6 to the financial statements for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Prospectus as filed with the Securities and Exchange Commission dated June 8, 2007, which could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX BIOVENTURES ACQUISITION CORPORATION

July 20, 2007	By:	/s/ Darrell J. Elliott
Darrell J. Elliott
Chief Executive Officer

By:	/s/ Gary E. Frashier
Gary E. Frashier
Chief Financial Officer