Form 10-Q
period 2007-06-30
APEX BIOVENTURES ACQUISITION CORP
filed 2007-08-13
CIK 1368613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

(650) 344-3029
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ࿠

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No  ☐

There were 10,781,250 shares of the Registrant's common stock issued and outstanding as of August 13, 2007.

Apex Bioventures Acquisition Corporation Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Balance Sheet

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Current Assets
Cash	$64,799	$82,739
Cash held in trust	65,375,798	-
Cash held in trust from underwriter	2,070,000	-
Prepaid Expenses	21,658	-
Total Current Assets	67,532,255	82,739

Deferred offering costs	-	315,914

Total Assets	$67,532,255	$398,653

Liabilities and Stockholders' Equity
Current liabilities
Accrued expenses	$6,000	$196,807
Accounts payable	79,165	-
Accounts payable, stockholders	35,014	4,170
Notes payable, stockholders	-	225,000
Due to underwriter	2,070,000	-
Total current liabilities	2,190,179	425,977

Common stock subject to conversion (2,587,499 shares at conversion value)	20,208,367	-

Commitments

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued	-	-
Common Stock, $0.0001 par value; 60,000,000 authorized; 10,781,250 (which includes 2,587,499 shares subject to possible conversion) and 2,156,250 issued and outstanding, respectively	1,078	216
Additional paid-in capital	45,152,355	24,784
Deficit accumulated during the development stage	(19,724)	(52,324)
Total Stockholders' equity	45,133,709	(27,324)
Total Liabilities and Stockholders' equity	$67,532,255	$398,653

See notes to condensed financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Statement of Operations

	Period from April 1, 2007 to June 30, 2007 (Unaudited)	Period from June 1, 2006 (Inception) to June 30, 2006	Period from January 1, 2007 to June 30,2007 (Unaudited)	Period from June 1, 2006 (Inception) to June 30,2007 (Unaudited)

Formation and operating costs	$(78,370)	$(7,700)	$(83,935)	$(137,323)
Interest income	116,026		116,535	117,599
Net income (loss)	$37,656	$(7,700)	$32,600	$(19,724)

Net income (loss) per share	$0.01	$(0.0036)	$0.01

Weighted average number of common shares outstanding	3,767,514	2,156,250	2,966,333

See notes to condensed financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Statement of Stockholders' Equity
For the period from June 1, 2006 (Inception) to June 30, 2007

	Common Stock		Additional Paid in	Income (Deficit) Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
Common shares issued on June 27,2006 at $0.01159 per share	2,156,250	$216	$24,784		$25,000
Net loss				$(52,324)	(52,324)
Balances at December 31, 2006	2,156,250	$216	$24,784	$(52,324)	$(27,324)
Unaudited:
Sale of private placement warrants	-	-	1,800,000	-	1,800,000
Sale of 8,625,000 Units net of underwriters' discount and offering expenses (includes 2,587,499 shares subject to conversion)	8,625,000	862	63,535,838	-	63,536,700
Proceeds subject to forfeiture of 2,587,499 shares	-	-	(20,208,367)	-	(20,208,367)
Sale of underwriter option	-	-	100	-	100
Net income	-	-	-	32,600	32,600
Balances at June 30, 2007	10,781,250	$1,078	$45,152,355	$(19,724)	$45,133,709

See notes to condensed financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Statement of Cash Flows

	Period from January 1, 2007 to June 30,2007 (Unaudited)	Period from June 1, 2006 (Inception) to June 30, 2006	Period from June 1, 2006 (Inception) to June 30, 2007 (Unaudited)
Cash flows from operating activities
Net income (loss)	$32,600	$(7,700)	$(19,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Interest earned on trust account	(115,798)		(115,798)
Change in operating liabilities:
Accounts payable	29,368		29,368
Accrued expenses	(5,000)		6,000
Change in operating assets:
Prepaid expenses	(21,658)	-	(21,658)
Net cash provided by (used in) operating activities	(80,488)	(7,700)	(121,812)

Cash flows from investing activities
Cash held in trust account	(67,330,000)	-	(67,330,000)
Net cash used in investing activities	(67,330,000)	-	(67,330,000)

Cash flows from financing activities
Proceeds from public offering	69,000,000	-	69,000,000
Proceeds from private placement of warrants	1,800,000	-	1,800,000
Loans from stockholders	(225,000)	225,000	-
Proceeds from advances from stockholders	109,348	4,170	113,518
Repayment of advances from stockholders	(78,504)		(78,504)
Proceeds from sale of option	100	-	100
Proceeds from the sale of common stock		25,000	25,000
Payment of offering expenses	(3,213,396)	(46,500)	(3,343,503)
Net cash provided by financing activities	67,392,548	207,670	67,516,611

Net increase (decrease) in cash	(17,940)	199,970	64,799
Cash, beginning of period	82,739	-	-
Cash, end of period	$64,799	$199,970	$64,799

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$49,797		$49,797

Accrual of deferred underwriting fees	$2,070,000	$-	$2,070,000

See notes to condensed financial statements.

APEX BIOVENTURES ACQUISITION CORPORATION
(a development stage company)
Notes to Unaudited Condensed Financial Statements
June 30, 2007

Note 1 -- Basis of Presentation

The financial statements of Apex Bioventures Acquisition Corporation (the “Company”) at June 30, 2007, for the three and six months ended June 30, 2007 and for the period from June 1, 2006 (inception) to June 30, 2007 (cumulative), have been prepared by the Company, and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations for the three and six months ended June 30, 2007, the period from June 1, 2006 (inception) to June 30, 2006, and for the period from June 1, 2006 (inception) to June 30, 2007, and its cash flows for the six months ended June 30, 2007, the period from June 1, 2006 (inception) to June 30, 2006, and the period from June 1, 2006 (inception) to June 30, 2007. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2006 balance sheet and the condensed statement of operations and cash flows for the period from June 1, 2006 (inception) to June 30, 2006 have been derived from audited financial statements.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto at June 13, 2007 and for the period then ended included in the Company's Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 18, 2007. The accounting policies used in preparing these unaudited financial statements are consistent with those described in such filing.

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

Note 2 -- Organization and Business Operations

The Company was incorporated in Delaware on June 1, 2006. The Company was formed to acquire one or more domestic or foreign operating businesses in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. All activities through June 30, 2007 relate to the Company's formation and public offering described below. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's initial public offering (the “Public Offering”) (as described in Note 4) was declared effective June 7, 2007. The Company consummated the Public Offering on June 13, 2007 and received net proceeds of approximately $65,300,000, including $1,800,000 of proceeds from the private placement (the “Private Placement”) sale of 1,800,000 insider warrants to certain officers, directors and shareholders of the Company. The warrants sold in the Private Placement are identical to the warrants sold in the Public Offering, except that such warrants are non-redeemable and can be exercised on a cashless basis as long as these persons hold such warrants. In addition, subject to certain limited exceptions, none of the warrants purchased by our officers, directors and existing stockholders are transferable or salable until six months after the consummation of a business combination.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic or foreign operating businesses in the healthcare industry (s “Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of the underwriters' discounts and commissions as described in Note 4, is being held in a trust account (the “Trust Account”) invested in government securities. The trust account will be maintained until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Our existing stockholders have agreed that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our existing stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. However, there can be no assurance that that the stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with $1,600,000 in interest income net of taxes payable on such interest, may be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for a Business Combination is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,156,250 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After the consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination., divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount from the Public Offering that was placed in the Trust Fund) has been classified as common stock subject to possible conversion on the accompanying June 30, 2007 balance sheet.

The Company's Certificate of Incorporation provides that the Company will continue in existence only until 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 4).

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

Reclassifications

 For comparability, certain 2006 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2007.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheets at June 30, 2007 and December 31, 2006.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of an uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company's financial condition or results of operations.

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

Net Income (Loss) per Common Share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. The effect of the 8,625,000 outstanding warrants issued in connection with the initial public offering, the 1,800,000 outstanding warrants issued in connection with the private placement and the 450,000 units included in the underwriters purchase option has not been considered in diluted income (loss) per share calculations since the warrants cannot be exercised until the later of the Company’s initial Business Combination or June 13, 2008.

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

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $6,903 at June 30, 2007 and $18,313 at December 31, 2006. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance as of June 30, 2007 and December 31, 2006.

The effective tax rate differs from the statutory tax rate of 34% due to the increase in the valuation allowance.

Note 4 -- Initial Public Offering & Value of Unit Purchase Option

On June 13, 2007, the Company sold 8,625,000 units (“Units”), including 1,125,000 units pursuant to the over-allotment option granted to the underwriters, in the Public Offering at a price of $8.00 per unit. Each Unit consists of one share of the Company's common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a target business and one year from the effective date of the Public Offering and expiring four years from the effective date of the Public Offering, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 90 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

In connection with the Public Offering, the Company paid Lazard Capital Markets LLC, the underwriters of the Public Offering, underwriting discounts and commissions of 7% of the gross proceeds of the Public Offering, of which 3% of the gross proceeds ($2,070,000) will be held in the Trust Account and payable only upon the consummation of a Business Combination. If a Business Combination is approved and completed, public stockholders who voted against the combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred underwriters' discount and commissions.

Each of the common stock and warrants began separate trading on June 20, 2007.

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

In connection with this Offering, the Company issued an option to the underwriters, for $100, to purchase up to a total of 450,000 Units at $10.00 per Unit. The Units issuable upon exercise of this option are identical to those offered in the Public Offering. The purchase option and its underlying securities have been registered under the registration statement. The option has a useful life of five years.

The sale of the option was accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.35 million, using an expected life of five years, volatility of 43% and a risk free interest rate of 4.75%.

The volatility calculation of 43% is based on the actual volatilities of other similarly situated blank check companies. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its unit price, which will depend on a number of factors which cannot be ascertained at this time. Although an expected life of five years was taken into account for the purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders, the option would become worthless.

Note 5 -- Related Party Transactions

[A] On June 15, 2006 the Company issued three $50,000 unsecured promissory notes to related parties, K. Michael Forrest, Easton Associates LLC (the largest equity holder of which is Robert J. Easton) and Treasure Road Partners, LTD. (an entity controlled by Gary E. Frashier). Each note was non-interest bearing and, except for the note to Eaton Associates LLC described below, each was repaid upon consummation of the Public Offering. Messrs. Forrest, Easton and Frashier are officers and directors of the Company.

On June 30, 2006, the Company issued three $25,000 unsecured promissory notes to related parties, K. Michael Forrest, Easton Associates LLC.(the largest equity holder of which is Robert J. Easton) and Treasure Road Partners, LTD. (an entity controlled by Gary E. Frashier). Each note was non-interest bearing and, except for the note to Eaton Associates LLC described below, each was repaid upon consummation of the Public Offering.

In October 2006, Mr. Easton terminated his association with Easton Associates, LLC. As a result of such termination, in April 2007, the Company repaid in full the $75,000 loaned to the Company. Subsequently, Mr. Easton loaned the Company $75,000 which was repaid upon consummation of the Public Offering. As mentioned above, Mr. Easton is a director of the Company.

In June 2007, Treasure Road Partners, Ltd. (an entity controlled by Gary E. Frashier and his wife, Giva H. Frashier), Darrell J. Elliott and K. Michael Forrest advanced the Company $35,000, $16,666 and $22,668, respectively, to partially fund the Company’s listing fee for the American Stock Exchange and other working capital. These non-interest bearing advances were repaid upon consummation of the Public Offering.

[B] The Company presently occupies office space provided by Apex Bioventures LLC, an affiliate of K. Michael Forrest, an officer and director of the Company. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services for up to 24 months commencing on the effective date of the Public Offering. For the period from April 1, 2007 to June 30, 2007 and the period from June 1, 2006 (date of inception) to June 30, 2007, $6,000 of expense relating to this agreement is included in formation and operating costs in the accompanying Statements of Operations.

[C] The Company's existing stockholders purchased an aggregate of 2,343,750 shares of our common stock in June 2006.

In October 2006, Robert J. Easton, who previously held the largest membership interest in Easton Associates, LLC, terminated his association with Easton Associates, LLC. Subsequently, in April 2007, the Company purchased from Easton Associates, LLC all of the shares of our common stock held by Easton Associates, LLC for $4,096.35 in cash. Subsequently, Mr. Easton purchased from the Company the same number of shares for $4,096.35.

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

In May 2007, the Company’s stockholders appointed Donald B. Rix as an additional member of its board of directors. Commensurately, the Company’s stockholders determined to re-allocate among themselves the Company’s outstanding shares of common stock. The allocation was effected through the purchase and sale from each existing stockholder to Rix Clinical Laboratories Ltd. of shares for a purchase price of $0.01159 per share.

Of the 2,156,250 shares issued, as adjusted for the reverse stock split, 281,250 shares were subject to forfeiture, without return of invested capital to the stockholders, to the extent the underwriters' over-allotment option was not exercised in full. If any of the 281,250 shares of common stock held by the existing stockholders were forfeited, on the date of such forfeiture, the Company would cancel such shares. None of the aforementioned shares were forfeited since the underwriters' over-allotment option was exercised in full, as described in Note 4.

Note 6 -- Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 7 -- Reserved Common Stock

At June 30, 2007, 11,325,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters purchase option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were formed on June 1, 2006 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses in the healthcare industry. Until the closing of our initial public offering on June 13, 2007, all of our activity related to our formation and our initial public offering. We intend to use cash derived from the net proceeds of our initial public offering, together with any additional financing arrangements that we undertake, to effect a business combination.

Results of Operations

The Company’s net income of $37,656 for the three months ended June 30, 2007 consisted of formation and operating costs of $78,370, offset by interest income of $116,026. For the six months ended June 30, 2007, the net income of $32,600 consisted of formation and operating costs of $83,935, offset by interest income of $116,535. For the six months ended June 30, 2007, we incurred $25,741 of costs associated with our initial public offering, which were deferred and were charged directly to shareholders' equity upon the closing of the initial public offering.

The net loss of $19,724 for the period from June 1, 2006 (date of inception) to June 30, 2007 consisted of formation and operating costs of $137,323, offset by interest income of $117,599. During this period, we incurred $341,655 of costs associated with our initial public offering, which were deferred and were charged directly to shareholders' equity upon the closing of the initial public offering.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Prospectus dated June 8, 2007 as filed with the Securities and Exchange Commission dated June 8, 2007, which could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APEX BIOVENTURES ACQUISITION CORPORATION

August 13, 2007	By:	/s/ Darrell J. Elliott
Darrell J. Elliott
Chief Executive Officer

By:	/s/ Gary E. Frashier
Gary E. Frashier
Chief Financial Officer