Form 10-Q
period 2007-09-30
APEX BIOVENTURES ACQUISITION CORP
filed 2007-11-14
CIK 1368613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

There were 10,781,250 shares of the Registrant's common stock issued and outstanding as of October 24, 2007.

Apex Bioventures Acquisition Corporation Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$585,068	$82,739
Cash held in trust	65,538,706	-
Cash held in trust from underwriter	2,070,000	-
Prepaid expenses	90,658	-
Total current assets	68,284,432	82,739

Deferred tax assets, net	88,298	-
Deferred offering costs	-	315,914
Total assets	$68,372,730	$398,653

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
Accrued expenses	$40,583	$196,807
Accounts payable	87,750	-
Accounts payable, stockholders	39,514	4,170
Income taxes payable	381,418	-
Notes payable, stockholders	-	225,000
Due to underwriter	2,070,000	-
Total current liabilities	2,619,265	425,977

Common stock subject to conversion (2,587,499 shares at conversion value)	20,208,367	-

Commitments

Stockholders' equity (deficiency)
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued	-	-
Common stock, $0.0001 par value; 60,000,000 authorized; 10,781,250 (which includes 2,587,499 shares subject to possible conversion) and 2,156,250 issued and outstanding, respectively	1,078	216
Additional paid-in capital	45,152,355	24,784
Income (Deficit) accumulated during the development stage	391,665	(52,324)
Total stockholders' equity (deficiency)	45,545,098	(27,324)
Total liabilities and stockholders' equity (deficiency)	$68,372,730	$398,653

See notes to unaudited condensed financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Statements of Operations

	Three Months ended September 30, 2007 (Unaudited)	Three Months ended September 30, 2006 (Unaudited)	Nine Months ended September 30, 2007 (Unaudited)	Period from Inception (June 1, 2006) to September 30, 2006 (Unaudited)	Period from Inception (June 1, 2006) to September 30,2007 (Unaudited)

Formation and operating costs	$(170,920)	$(64)	$(254,855)	$(7,786)	$(308,243)
Dividend and interest income	875,429	683	991,964	683	993,028

Income (loss) before provision for income taxes	704,509	619	737,109	(7,103)	684,785
Provision for income taxes	(293,120)	-	(293,120)	-	(293,120)

Net income (loss)	$411,389	$619	$443,989	$(7,103)	$391,665

Net income (loss) per share - basic and diluted	$0.04	$0.00	$0.08	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,781,250	2,156,250	5,618,841	2,156,250

See notes to unaudited condensed financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Statement of Stockholders' Equity
For the period from June 1, 2006 (Inception) to September 30, 2007

	Common Stock		Additional Paid-in	Income (Deficit) Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued on June 27,2006 at $0.01159 per share	2,156,250	$216	$24,784		$25,000
Net loss				$(52,324)	(52,324)
Balances at December 31, 2006	2,156,250	$216	$24,784	$(52,324)	$(27,324)
Sale of private placement warrants	-	-	1,800,000	-	1,800,000
Sale of 8,625,000 Units net of underwriters' discount
and offering expenses (includes 2,587,499 shares
subject to conversion)	8,625,000	862	63,535,838	-	63,536,700
Proceeds subject to forfeiture of 2,587,499 shares	-	-	(20,208,367)	-	(20,208,367)
Sale of underwriter option	-	-	100	-	100
Unaudited:
Net income	-	-	-	443,989	443,989
Balances at September 30, 2007	10,781,250	$1,078	$45,152,355	$391,665	$45,545,098

See notes to unaudited condensed financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Condensed Statement of Cash Flows

	Nine Months ended September 30, 2007 (Unaudited)	Period from June 1, 2006 (inception) to September 30, 2006 (Unaudited)	Period from June 1, 2006 (inception) to September 30, 2007 (Unaudited)

Cash flows from operating activities
Net income (loss)	$443,989	$(7,103)	$391,665
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	$(88,298)	-	$(88,298)
Dividends earned on trust account	(988,232)	-	(988,232)
Change in operating assets and liabilities:
Prepaid expenses	(90,658)	-	(90,658)
Accounts payable	47,953	-	47,953
Accrued expenses	29,583	-	40,583
Income taxes payable	381,418	-	381,418
Net cash used in operating activities	(264,245)	(7,103)	(305,569)

Cash flows from investing activities
Disbursements from trust account	709,526	-	709,526
Cash held in trust account	(67,330,000)	-	(67,330,000)
Net cash used in investing activities	(66,620,474)	-	(66,620,474)

Cash flows from financing activities
Proceeds from public offering	69,000,000	-	69,000,000
Proceeds from private placement of warrants	1,800,000	-	1,800,000
Proceeds from loans from stockholders		225,000	225,000
Repayments of loans to stockholders	(225,000)	-	(225,000)
Proceeds from advances from stockholders	144,119	4,170	148,289
Repayment of advances from stockholders	(108,775)	-	(108,775)
Proceeds from sale of option	100	-	100
Proceeds from the sale of common stock	-	25,000	25,000
Payment of offering expenses	(3,223,396)	(136,682)	(3,353,503)
Cash provided by financing activities	67,398,048	117,488	67,511,111

Net increase in cash and cash equivalents	502,329	110,385	585,068
Cash and cash equivalents, beginning of period	82,739	-	-
Cash and cash equivalents, end of period	$585,068	$110,385	$585,068

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$39,797	-	$39,797
Accrual of deferred underwriting fees	$2,070,000	$-	$2,070,000

See notes to unaudited condensed financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Notes to Unaudited Condensed Financial Statements
September 30, 2007
Note 1 -- Basis of Presentation

The financial statements of Apex Bioventures Acquisition Corporation (the “Company”) at September 30, 2007, for the three and nine months ended September 30, 2007 and for the period from June 1, 2006 (inception) to September 30, 2007 (cumulative), have been prepared by the Company, and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations for the three and nine months ended September 30, 2007, the three months ended September 30, 2006, the period from June 1, 2006 (inception) to September 30, 2006, and for the period from June 1, 2006 (inception) to September 30, 2007, and its cash flows for the nine months ended September 30, 2007, the period from June 1, 2006 (inception) to September 30, 2006, and the period from June 1, 2006 (inception) to September 30, 2007. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2006 balance sheet has been derived from audited financial statements.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto at June 13, 2007 and for the period then ended included in the Company's Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 19, 2007. The accounting policies used in preparing these unaudited financial statements are consistent with those described in such filing.

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

Note 2 -- Organization and Business Operations

The Company was incorporated in Delaware on June 1, 2006. The Company was formed to acquire one or more domestic or foreign operating businesses in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. All activities through September 30, 2007 relate to the Company's formation and public offering described below. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

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

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic or foreign operating businesses in the healthcare industry (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of the underwriters' discounts and commissions as described in Note 4, is being held in a trust account (the “Trust Account”) invested in government securities. The Trust Account will be maintained until the earlier of (i) the consummation of the Company's first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Our existing stockholders have agreed that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our existing stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. However, there can be no assurance that that the stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with $1,600,000 in interest income net of taxes payable on such interest, may be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination., divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount from the Public Offering that was placed in the Trust Fund) has been classified as common stock subject to possible conversion on the accompanying September 30, 2007 balance sheet.

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

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheets at September 30, 2007 and December 31, 2006.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of an uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company's financial condition or results of operations.

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

Net Income (Loss) per Common Share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. The effect of the 8,625,000 outstanding warrants issued in connection with the initial public offering, the 1,800,000 outstanding warrants issued in connection with the private placement and the 450,000 units included in the underwriters purchase option has not been considered in diluted income (loss) per share calculations since the warrants cannot be exercised until the later of the Company's initial Business Combination or June 13, 2008.

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

Note 5 -- Related Party Transactions

[A]On June 15, 2006 the Company issued three $50,000 unsecured promissory notes to related parties, K. Michael Forrest, Easton Associates LLC (the largest equity holder of which is Robert J. Easton) and Treasure Road Partners, LTD. (an entity controlled by Gary E. Frashier). Each note was non-interest bearing and, except for the note to Easton Associates LLC described below, each was repaid upon consummation of the Public Offering. Messrs. Forrest, Easton and Frashier are officers and directors of the Company.

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

In June 2007, Treasure Road Partners, Ltd. (an entity controlled by Gary E. Frashier and his wife, Giva H. Frashier), Darrell J. Elliott and K. Michael Forrest advanced the Company $35,000, $16,666 and $22,668, respectively, to partially fund the Company's listing fee for the American Stock Exchange and other working capital. These non-interest bearing advances were repaid upon consummation of the Public Offering.

As of September 30, 2007, accounts payable includes $39,514 due to related parties for formation and operating costs incurred on behalf of the Company.
[B]The Company presently occupies office space provided by, Craig Drill Capital, an affiliate of Robert J. Easton, a director of the Company. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. For the three months ended September 30, 2007 and the period from June 1, 2006 (date of inception) to September 30, 2007, $3,500 of expense relating to this agreement is included in formation and operating costs in the accompanying Statement of Operations.

Prior to June 30, 2007, the Company occupied office space provided by Apex Bioventures LLC, an affiliate of K. Michael Forrest, an officer and director of the Company. For the three months ended September 30, 2007 and the period from June 1, 2006 (date of inception) to September 30, 2007, $-0- and $6,000, respectively, of expense relating to this agreement is included in formation and operating costs in the accompanying Statements of Operations.

[C]The Company's existing stockholders purchased an aggregate of 2,343,750 shares of our common stock in June 2006.

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

In May 2007, the Company's stockholders appointed Donald B. Rix as an additional member of its board of directors. Commensurately, the Company's stockholders determined to re-allocate among themselves the Company's outstanding shares of common stock. The allocation was effected through the purchase and sale from each existing stockholder to Rix Clinical Laboratories Ltd. of shares for a purchase price of $0.01159 per share.

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

Note 6 - Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2007 consists of the following:

Current:
Federal	$296,744
State	84,644

Total current	$381,418

Deferred:
Federal	(88,298)
$293,120

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

Expense deferred for income tax purposes	$103,450
Valuation allowance	(15,152)
$88.298

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore can not conclude that the deferred tax asset is more likely than not recoverable at this time.

Note 7 -- Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 8 -- Reserved Common Stock

At September 30, 2007, 11,325,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters purchase option.

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

Results of Operations

The Company's net income of $411,389 for the three months ended September 30, 2007 consisted of formation and operating costs of $170,920, offset by dividend and interest income of $875,429. During the same three month period, we recorded a provision for income taxes in the amount of $293,120. For the nine months ended September 30, 2007, the net income of $443,989 consisted of formation and operating costs of $254,855, offset by dividend and interest income of $991,964 and a provision for income taxes of $293,120.

For the three months ended September 30, 2006, the Company had net income of $619, consisting of formation and operating costs of $64 offset by dividend and interest income of $683. For the period from June 1, 2006 (inception) to September 30, 2006, the Company incurred a net loss of $7,103, consisting of formation and operating costs of $7,786 offset by interest income of $683.

The net income of $391,665 for the period from June 1, 2006 (date of inception) to September 30, 2007 consisted of formation and operating costs of $308,243, offset by dividend and interest income of $993,028 and a provision for income taxes of $293,120.

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

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards (SFAS) 133 and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity. See Note 4 to the financial statements for more information.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

APEX BIOVENTURES ACQUISITION CORPORATION

November 14, 2007	By:	/s/ Darrell J. Elliott
Darrell J. Elliott
Chief Executive Officer

November 14, 2007	By:	/s/ Gary E. Frashier
Gary E. Frashier
Chief Financial Officer