Form 10-K
period 2007-12-31
APEX BIOVENTURES ACQUISITION CORP
filed 2008-03-11
CIK 1368613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from_______________to_______________

Commission file number: 001-33516

Apex Bioventures Acquisition Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4997725 (I.R.S. Employer Identification No.)
18 Farm Lane Hillsborough, California (Address of principal executive offices)	94010 (Zip Code)

Registrant’s telephone number, including area code (650) 344-3029

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registere

Common Stock, $.0001 Par Value Per Share	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange
Units consisting of one share of Common Stock and one Warrant	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 29, 2007 (the last business day of the registrant’s most recently completed second quarter), as reported on the American Stock Exchange, was approximately $62,359,000. As of February 27, 2008, there were 10,781,250 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. They also include statements about our pending merger with Dynogen Pharmaceuticals, Inc. (“Dynogen”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	Business conditions in the U.S. and abroad;

•	Changing interpretations of generally accepted accounting principles;

•	Outcomes of government reviews and continued compliance with government regulations;

•	Inquiries and investigations and related litigation;

•	The successful completion of the Dynogen merger;

•	Legislation or regulatory issues. FDA requirements or other changes adversely affecting the business in which Dynogen is engaged;

•	Dynogen’s management of clinical trials;

•	Intensity of competition in the pharmaceutical industry; and

•	General economic conditions.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

Item 1  BUSINESS

Introduction

Apex Bioventures Acquisition Corporation (the “Company”, “Apex”, “we”, or “us”) is a blank check company organized under the laws of the State of Delaware on June 1, 2006. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business in the healthcare industry, which may or may not constitute a business combination for accounting purposes (a “business combination”). To date, our efforts have been limited to organizational activities, our initial public offering, the search for a suitable business combination and negotiation of the proposed merger with Dynogen Pharmaceuticals, Inc., a Delaware corporation (“Dynogen”). As of the date of this filing, we have not acquired any business operations and have no operations generating product revenue.

Our executive offices are located at 18 Farm Lane, Hillsborough California, 94010, and our telephone number at that location is (650) 344-3029. We do not currently have a website and consequently do not make available materials we file with or furnish to the Securities and Exchange Commission. We will provide electronic or paper copies of such materials free of charge upon request.

Recent Developments

Proposed Merger Agreement with Dynogen Pharmaceuticals, Inc.

On February 5, 2008, we and our wholly-owned subsidiary Apex Acquisition Sub, Inc., (“Acquisition Sub”) (incorporated in January 2008), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dynogen and Kate Bingham and Michael Bigham, acting jointly as representatives of the holders of Dynogen capital stock, options, warrants and other securities, pursuant to which Acquisition Sub will merge with and into Dynogen and Dynogen will become our wholly-owned subsidiary (the “Merger”). Dynogen is a clinical-stage biopharmaceutical company focused on developing drugs to treat gastrointestinal (GI) and genitourinary (GU) disorders and diseases, specifically irritable bowel syndrome (IBS), nocturnal gastroesophageal reflux disease (NGERD) and overactive bladder (OAB). For some of these diseases, no approved treatment exists. The few treatment options approved by the U.S. Food and Drug Administration (FDA) have limited efficacy and side effects that range from bothersome to life threatening. Dynogen’s portfolio currently comprises the following three product candidates for multiple indications:

•
DDP733 for IBS with constipation (IBS-c). Dynogen’s most advanced clinical-stage drug candidate, DDP733 (pumosetrag), is being developed for the treatment of IBS. Dynogen is also developing DDP733 as a treatment for NGERD.

•	DDP225 for IBS with diarrhea (IBS-d). Dynogen’s next clinical-stage drug candidate, DDP225, is being developed for the treatment of IBS.

•	DDP200 for OAB. Dynogen is developing DDP200 as a treatment for the non-incontinent form of OAB (OAB-Dry).

Following consummation of the Merger, it is anticipated that we will change our name to “Dynogen Pharmaceuticals, Inc.” and Dynogen will change its name to “Dynogen, Inc.” Because we have no other operating business, following the Merger, Dynogen will effectively become a public company. Dynogen’s offices are located at 52 Second Avenue, Waltham, Massachusetts 02451.

The Merger Agreement provides that by virtue of the Merger, Dynogen stockholders will initially receive an aggregate of approximately $98 million in shares of our common stock in exchange for all of the issued and outstanding capital stock of Dynogen. We are also assuming outstanding vested and unvested options and certain warrants to purchase Dynogen capital stock, which shall become options and warrants to purchase shares of our common stock on economically equivalent terms. As permitted under the Merger Agreement, since the signing thereof, Dynogen has incurred $5,000,000 of secured debt and may borrow up to an additional $5,000,000 on or before April 30, 2008. In connection with this secured debt, as permitted by the Merger Agreement, Dynogen issued warrants which, following the Merger will be exercisable for shares of our common stock. Dynogen is also permitted, under the Merger Agreement, to incur up to $25 million of bridge financing prior to the consummation of the Merger. At the closing, the principal amount of any bridge notes issued by Dynogen in connection with bridge financing is to be converted into (a) shares of our common stock, plus (b) warrants to purchase shares of our common stock equal to 25% of such principal amount. A per share value of $7.27 (representing the volume weighted average price for the 20 trading days immediately preceding the date of the Merger Agreement) will be used to determine the number of shares of our common stock to be issued in exchange for Dynogen capital stock and bridge notes and upon issuance of assumed options and warrants.

Under the Merger Agreement, holders of Dynogen’s capital stock and vested options will also be entitled to receive success fees upon the satisfaction of certain conditions, up to $46 million in shares of our common stock (again, based on a per share value of $7.27).

Dynogen stockholders holding over 80% of the outstanding voting capital stock have agreed, until the earlier of the consummation of the Merger or the termination of the Merger Agreement, (a) not to sell or otherwise transfer, except to certain permitted affiliate transferees who agree to be similarly bound, their shares of Dynogen capital stock (or options, warrants or other rights to acquire shares of Dynogen capital stock), and (b) to vote their shares of Dynogen capital stock in favor of the Merger, the Merger Agreement and the related agreements. These stockholders together control the only votes of the holders of any class or series of capital stock of Dynogen necessary to adopt the Merger Agreement and to approve the Merger and the related agreements. Further, certain key senior employees of Dynogen have agreed, through the 180th day following the consummation of the Merger, not to sell or otherwise transfer shares of our common stock or options, warrants or other rights to acquire shares of our common stock, except to certain permitted affiliate transferees who agree to be similarly bound. We have agreed to register for resale the shares of our common stock issued in connection with the Merger to those Dynogen stockholders who may, following the Merger, be considered our “affiliates” and who otherwise will not be able to sell their shares of our common stock in the absence of an exemption from registration.

A more complete description of the transactions described above, including exhibits related thereto, such as the Merger Agreement, is included in a Form 8-K filed on February 6, 2008 and will be included in our definitive proxy statement to be filed within 120 days of the end of our fiscal year.

Initial Public Offering

The registration statement for our initial public offering (the “Public Offering”) was declared effective June 7, 2007. We consummated the Public Offering on June 13, 2007 and received net proceeds of approximately $65,300,000, including $1,800,000 of proceeds from the private placement (the “Private Placement”) sale of 1,800,000 insider warrants to our stockholders prior to the Public Offering (our “Initial Stockholders”). The warrants sold in the Private Placement are identical to the warrants sold in the Public Offering, except that such warrants are non-redeemable and can be exercised on a cashless basis as long as they are held by Initial Stockholders. In addition, subject to certain limited exceptions, none of the warrants purchased by our Initial Stockholders are transferable or salable until six months after the consummation of a business combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the Public Offering. Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of the underwriters’ deferred discounts and commissions, was deposited in a trust account (the “Trust Account”) and invested in government securities. The Trust Account will be maintained until the earlier of (a) the consummation of our first business combination, and (b) our liquidation. As of February 29, 2008, the amount held in the trust account, including $2,070,000 of underwriters’ deferred discounts and commissions was approximately $68,014,846. The placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we have sought, and will continue to seek to have all vendors, prospective target businesses and other entities we engage, execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that all parties with which we do business will execute such agreements. Our Initial Stockholders have agreed that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our public stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our Initial Stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. We cannot assure you, however, that the Initial Stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with up to $1,600,000 in interest income net of taxes payable on such interest, have been and will continue to be used to pay for business, legal, and accounting due diligence on prospective acquisitions, continuing general and administrative expenses, negotiation and consummation of the contemplated merger with Dynogen.

The Company, after signing a definitive agreement for a business combination, is required to submit such transaction for stockholder approval. Accordingly, we are preparing a proxy statement soliciting such stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Public Offering vote against the business combination and exercise their conversion rights described below, the business combination will not be consummated. All of the Initial Stockholders have agreed to vote their 2,156,250 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all of our other stockholders (“Public Stockholders”) with respect to any business combination. After the consummation of a business combination, these voting agreements will terminate.

After a business combination is approved and consummated, any Public Stockholder who voted against the business combination may demand that we convert his, her or its shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed business combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes). Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount from the Public Offering that was placed in the Trust Account) has been classified as common stock subject to possible conversion on the accompanying December 31, 2007 balance sheet.

Our Second Amended and Restated Certificate of Incorporation provides that we will continue in existence only until 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. If we do not complete a business combination by such date, our corporate existence will cease and we will dissolve and liquidate for the purposes of winding up our affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the per share price in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering).

On June 8, 2007, our units commenced trading on the American Stock Exchange under the symbol “PEX.U”. On June 20, 2007, our common stock and warrants commenced trading separately on the American Stock Exchange under the symbols “PEX” and “PEX.WS”, respectively

Executive Officers of the Registrant as of December 31, 2007

Our current executive officers are as follows:

Darrell J. Elliott, age 61, serves as our Chairman and Chief Executive Officer. Additionally, he has served as one of our directors since inception. Mr. Elliott is currently Chief Executive Officer and President of Isuma Strategies Inc., a strategic consulting firm for private equity in the biopharma industry and Chairman and acting Chief Executive Officer of ViRexx Medical Corp., a publicly traded biotechnology company. He is also a director of Tekmira Pharmaceuticals Corporation, a publicly traded biotechnology company.

K. Michael Forrest, age 64, serves as our President and Chief Operating Officer. Additionally, he has served as one of our directors since our inception. Mr. Forrest is also Chairman of Apex Bioventures, LLC, an investment and consulting company focusing on emerging companies in the healthcare industry. He is a director of AVI BioPharma, Inc. and Tekmira Pharmaceuticals Corporation, each a publicly traded biotechnology company.

Gary E. Frashier, age 71, serves as our Chief Financial Officer, Secretary and as an Executive Vice President. Additionally, he has served as one of our directors since our inception. Mr. Frashier is also President and Principal of Management Associates, a private firm that provides strategic consulting services to entrepreneurial companies in the life sciences field. He is also a director of Tekmira Pharmaceuticals Corporation and Alseres Pharmaceuticals, Inc., each a publicly traded biotechnology company.

Our Activities since Completion of our Initial Public Offering

Since our Public Offering we have not been, and as of December 31, 2007, we were not, engaged in any substantive commercial business. Instead, our sole activities have related to the search for a suitable business combination and the negotiation of the proposed Merger with Dynogen. Following our Public Offering, target business candidates were brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, consultants and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors, as well as their affiliates, were also sources of target business candidates. In the process, we received nominations for more than 204 companies. Over a four month period and following comprehensive discussions by our board of directors, this list was systematically reduced to approximately 30, and then 20, and eventually to approximately 10 companies on which we performed due diligence. Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business (including Dynogen), our board of directors considered, among other factors, the following:

•	clinical trial data and commercial product market size;

•	experience and skill of management and availability of additional personnel;

•	future capital requirements;

•	competitive position of the target company and its products;

•	barriers to entry of product candidates;

•	stage of clinical development of products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services; and

•	FDA correspondence and regulatory environment of the industry.

In evaluating potential target companies, our board of directors considered a wide variety of factors in addition to those listed above. In light of the complexity of those factors, our board of directors, as a whole, attempted to quantify and assign relative importance to the specific factors it considered in reaching its decision. Individual members of our board of directors gave different weight to different factors.

In November 2007, following extensive due diligence, we began discussions in earnest with Dynogen concerning a possible business combination. In selecting Dynogen as a favored target, in addition to the above general considerations, our board of directors considered the nature of Dynogen’s business and assets, its current capitalization, the extent of the assets and liabilities to be assumed and the factors below:

•	Dynogen has “multiple shots on goal” with three products in development.

•	Dynogen has an advanced clinical pipeline of first-in-class treatments for the GI and GU markets, which we believe are also best-in-therapeutic for these areas.

•	Dynogen is developing product opportunities in potential billion dollar markets where existing therapies have inadequate safety and efficacy.

•	Three out of three of Dynogen’s clinical studies in 2007 yielded statistically significant positive results.

•	Dynogen has an experienced management team with a strong track record of getting drugs to market.

•	The involvement of certain blue-chip biotech investors of Dynogen.

On December 28, 2007, Apex and Dynogen entered into a non-binding term sheet and, began the preparation and negotiation of definitive documents. As a result of the continuing downward trend of small cap public biotechnology companies and market uncertainty, during the last week in January 2008, Apex and Dynogen agreed to restructure the terms of the proposed Merger. This restructuring resulted in the terms reflected in the Merger Agreement, including the up to $46 million of success fees.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our officers, directors or Initial Stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors or persons who were Initial Stockholders prior to our Public Offering will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business is determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. We believe that the proposed acquisition of Dynogen satisfies this standard.

Our board of directors has determined that the total aggregate purchase price for Dynogen is at least equal to a fair market value of $98 million (assuming our common stock is valued at $7.27 per share). This determination was based on an analysis of Dynogen’s projected revenue and potential net profits and cash flow, as compared to other businesses of a similar nature and the acquisition multiples for other similar transactions in the biotechnology and pharmaceutical industries that have recently been publicly announced or completed. The estimated range of the fair market value exceeds $52.8 million, which is 80% of our net asset value of approximately $66.0 million as of December 31, 2007.

In addition, our board obtained an opinion from RBC Capital Markets Corporation, an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. The opinion obtained stated that fair market value of Dynogen is at least equal to 80% of the net asset value of Apex and that the consideration to be paid by us for Dynogen is fair to us from a financial point of view.

The terms of the proposed Merger were determined based upon arms-length negotiations between Apex and Dynogen, who had no prior dealings with each other. Under the circumstances, our board of directors believes that the total consideration to be paid appropriately reflects the fair market value of Dynogen. In light of the financial background and experience of several members of our board of directors, and considering the opinion of RBC Capital Markets Corporation, our board of directors has determined that the fair market value of Dynogen is greater than 80% of our net asset value.

Stockholder approval of business combination

Prior to the completion of the proposed Merger with Dynogen, we will submit the transaction to our stockholders for approval. In connection with seeking stockholder approval of the proposed Merger, we are preparing and will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”), which, among other matters, will include a description of the operations of Dynogen and certain required financial information regarding the business. We plan to schedule a meeting of our stockholders to approve the Merger and certain related transactions.

In connection with the vote required for the proposed Dynogen Merger, all Initial Stockholders, have agreed to vote their 2,156,250 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all Public Stockholders. We will proceed with the Merger only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Merger and Public Stockholders owning less than 30.0% of the shares sold in our Public Offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each Public Stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the Trust Account, inclusive of any interest but less amounts reserved or released to us for working capital or taxes (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our Public Offering. Without taking into any account interest earned on the Trust Account or taxes payable on such interest, the initial per-share conversion price would be $7.81 (or $0.19 less than the Public Offering per unit price of $8.00). An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public Stockholders who convert their stock into their share of the Trust Account still have the right to exercise the warrants that they received as part of the units in the Public Offering. We will not complete any business combination if Public Stockholders owning 30% or more of the shares sold in our Public Offering exercise their conversion rights.

Because the initial per share conversion price is $7.81 per share (plus any interest net of taxes payable), which is lower than the $8.00 per unit price paid in our Public Offering and which may be lower than the market price of our common stock on the date of the conversion, there may be a disincentive on the part of Public Stockholders to exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination by June 13, 2009, we will be dissolved, subject to stockholder approval, and will distribute to all of our Public Stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest (net of taxes payable), plus any remaining net assets. The Initial Stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our Public Offering. If we dissolve, there will be no distribution from the Trust Account with respect to our warrants, which will expire worthless.

If we were to expend all of the net proceeds of the Public Offering, other than the proceeds deposited in the Trust Account, and without taking into account interest earned on the Trust Account, the initial per-share liquidation price would be $7.81 or $0.19 less than the Public Offering per unit price of $8.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which could be prior to the claims of our Public Stockholders. We cannot assure you that the actual per share liquidation price will not be less than $7.81 plus interest (net of taxes payable, which taxes, if any, shall be paid from the Trust Account), due to claims of creditors. Although we have sought (and will continue to seek) to have all vendors, prospective target businesses and other entities we engage, execute agreements waiving any rights, title, interest or claim of any kind in or to monies held in the Trust Account there is no guarantee that all parties with which we do business will execute such agreements. Our Initial Stockholders have agreed pursuant to agreements with us and Lazard Capital Markets LLC and Ladenburg Thalmann & Co., Inc., the underwriters of the Public Offering, that they will be personally liable on a joint and several basis, to cover claims made by such third parties against the Trust Account. But only if and to the extent, the claims reduce the amounts available for payment to our Public Stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered or products sold to us or by a prospective acquisition target. However, our Initial Stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. We cannot assure you, however, that they would be able to satisfy those obligations.

If we complete the proposed Dynogen Merger or enter into another letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the Public Offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. The Merger Agreement with Dynogen qualified us to extend the period in which we may consummate a business combination for this additional six-month period. If we are unable to do so by June 13, 2009, we will then liquidate. Upon notice from us, the trustee of the Trust Account will commence liquidating the investments constituting the Trust Account and will turn over the proceeds to our transfer agent for distribution to our Public Stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the 24-month period.

Our Public Stockholders shall be entitled to receive funds from the Trust Account only in the event of our liquidation or, if we consummate a business combination, to the extent that Public Stockholders vote against the business combination and elect to convert their respective shares into cash. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the Trust Account. Such stockholder must have also exercised his, her or its conversion rights described above.

Employees

As of December 31, 2007, we had three non-employee officers, all of whom are also members of our board of directors, and no employees. These individuals are not remunerated for their services as officers, are not obligated to contribute any specific number of hours per week and devote only as much time as they deem necessary to our affairs. The amount of time they devote will vary from time to time based on our activities and then current circumstances. Our officers have devoted a significant amount of time to the proposed Merger with Dynogen. We have not and do not intend to have any full time employees prior to the consummation of a business combination.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, which refer to our business and operations as of December 31, 2007, together with the other information contained in this annual report on Form 10-K before making a decision to invest in our securities. If any of the events described herein occur, our business, financial conditions, and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

RISKS ASSOCIATED WITH OUR POTENTIAL BUSINESS

We are a recently formed company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results to date. Since we do not have any operations or an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to complete a business combination. We will not generate any revenues or income (other than interest income on the proceeds of our Public Offering) until, at the earliest, after the consummation of a business combination. On February 5, 2008, we entered into the Merger Agreement with Dynogen. We cannot assure you, however, that the Merger contemplated thereby will be consummated.

Unlike many other blank check companies, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

When we seek stockholder approval of a business combination (including the Dynogen Merger), we will offer each Public Stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (a) a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the business combination and (b) Public Stockholders owning 30% or more of the shares sold in this offering do not vote against the business combination and exercise their conversion rights. Most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

Under Delaware law, our dissolution requires the approval of the holders of a majority of our outstanding stock, without which we will not be able to dissolve and liquidate and distribute our assets to our Public Stockholders.

We will promptly initiate procedures for our dissolution and the distribution of our assets, including the funds held in the Trust Account, to our Public Stockholders, if we do not effect a business combination by June 13, 2009. We will seek stockholder approval for our dissolution and plan for the distribution of our assets. Upon the approval by our stockholders of our dissolution and plan for the distribution of our assets, we will liquidate our assets, including the Trust Account, and after reserving amounts sufficient to cover our liabilities and obligations and the costs of dissolution and liquidation, distribute those assets solely to our Public Stockholders. However, soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with, and could be subject to the review of, the SEC. This process could take up to several months. As a result, the distribution of our assets to the Public Stockholders could be subject to a considerable delay. Furthermore, we may need to postpone the stockholders meeting, re-solicit our stockholders, or amend our plan for the distribution of our assets to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and we will not be able to distribute funds from our Trust Account to our Public Stockholders and these funds will not be available for any other corporate purpose. In that event, we will continue to pursue stockholder approval for our dissolution. We cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific timeframe for our dissolution and the distribution of our assets. If our stockholders do not approve a plan of dissolution and distribution and the funds remain in the Trust Account for an indeterminate amount of time, we may be considered to be an investment company.

If we are forced to liquidate before a business combination, our Public Stockholders will receive less than the $8.00 per unit Public Offering price upon distribution of the Trust Account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $8.00 because of the expenses of our Public Offering, our general and administrative expenses and the costs of seeking a business combination after our Public Offering. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

Based upon publicly available information as of the date of this filing, approximately 152 similarly structured blank check companies have completed initial public offerings since August 2003 and numerous others have filed registration statements. Of these companies, only 46 companies have consummated a business combination, while 24 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, there are approximately 73 blank check companies with approximately $13.7 billion in trust that are seeking to carry out a business plan similar to our business plan. While some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only 46 such companies have completed a business combination and 24 such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to consummate the Dynogen Merger and, if the Merger is not consummated, that we will be able to successfully compete for another attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination by June 13, 2009. If we are unable to find a suitable target business by such time, we will be forced to liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by Public Stockholders will be less than $7.81 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Pursuant to Delaware General Corporation Law Section 281(b), upon our dissolution we will be required to pay or make reasonable provision to pay all claims and obligations of the corporation, including all contingent, conditional, or unmatured claims. While we intend to pay those amounts from our funds not held in trust, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we are obligated to seek to have all vendors, prospective target businesses or other entities with which we do business waive any right, title, interest, or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, there is no guarantee that they will agree to such waivers, or even if they agree to such waivers that they would be prevented from bringing claims against the Trust Account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility, and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the Trust Account.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 60,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date hereof, there are 37,893,750 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the underwriters warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We will issue a substantial number of additional shares of our common stock to complete our proposed business combination with Dynogen, which issuance:

•	will significantly reduce the equity interest of current investors in our securities;

•	will cause a change in control, which may affect, among other things, our ability to use our net operating loss carry forwards, if any; and

•	may adversely affect prevailing market prices for our common stock.

If the proposed Dynogen Merger is not consummated, but we issue additional shares of our capital stock in an alternative business combination, the above are still likely to occur. Additionally, the healthcare industry is capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions, capital expenditures and working capital needs. As permitted by the Merger Agreement, Dynogen has incurred $5 million of secured indebtedness and may incur up to an additional $5 million of secured indebtedness. This indebtedness or other indebtedness we incur to finance the purchase of assets or operations through the issuance of debt securities, could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination prove insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•
our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to effect a business combination and to execute any potential business plan afterwards will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also likely that some of our officers and directors will resign upon the consummation of a business combination.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. Under the Merger Agreement with Dynogen, four of our current directors will remain with us post-closing. Beyond this, the future role of our key personnel following a business combination, however, cannot presently be fully ascertained. In our proxy statement to our stockholders soliciting approval for the proposed Merger with Dynogen, we will, pursuant to the terms of the Merger Agreement, nominate for election to our board of directors, Lee R. Brettman, Dynogen’s Chief Executive Officer, and four of Dynogen’s current directors. Following a business combination (with Dynogen or otherwise), we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. If we acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination (as the proposed Merger with Dynogen is structured), it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs.

If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors are currently affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Prior to our selection of Dynogen as a potential target, none of our officers or directors had any affiliation with Dynogen, nor did Dynogen create conflicts of interest as a potential acquisition candidate with respect to any other entity with which any of our officers or directors are affiliated. However, our officers and directors may in the future become affiliated with other entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they have prior fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they have conflicts of interest in determining to which entity a particular business opportunity should be presented.

All of our directors own shares of our common stock which will not participate in liquidation distribution and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors own shares of our common stock which were issued prior to our Public Offering, but have waived their right to receive distributions with respect to those shares upon our liquidation if we are unable to complete a business combination. Additionally, our officers and directors have purchased an aggregate of 1,800,000 warrants in a Private Placement. These warrants will not be exercisable or sold until the consummation of a business combination. The shares and warrants owned by these directors will be worthless if we do not consummate a business combination. The personal and financial interests of these directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, these directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the funds available to us outside of the Trust Account unless the business combination is consummated and there are sufficient funds for reimbursement after such consummation; therefore they may have a conflict of interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the funds available to us outside of the Trust Account unless the business combination is consummated and there are sufficient funds for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business.

The gross proceeds from our Public Offering, including proceeds from the Private Placement, were $70,800,000, of which $67,330,000 was placed in trust for use in consummating a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition or merger. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisition of several assets or closely related operating businesses at the same time. We currently contemplate that, following the Merger with Dynogen, the trust funds (after payment of costs and expenses incurred in connection with the Merger and other indebtedness) will be used to fund the operations of the combined company and not for an additional acquisition. Accordingly, whether we consummate the contemplated Merger with Dynogen or an alternative single business combination, the prospects for our ability to effect our business strategy may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Furthermore, since our business combination may entail the simultaneous acquisition of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

If the net proceeds of our Public Offering and interest available to us for working capital are insufficient to effect the contemplated Dynogen Merger (or, if applicable, an alternative business combination), we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Initial Stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Upon consummation of our offering, our Initial Stockholders (including all of our officers and directors or their affiliates collectively owned 20.0% of our issued and outstanding shares of common stock, not including an aggregate of 1,800,000 warrants purchased in a Private Placement, which are not currently exercisable. These warrants cannot be exercised or sold until after consummation of a business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, initially only a minority of the board of directors will be considered for election and persons who were stockholders prior to our initial public offering, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the consummation of a business combination. In addition, such stockholders and their affiliates and relatives are not prohibited from purchasing our securities in the open market. If they do, we cannot assure you that our Initial Stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with the Public Offering and the Private Placement, we issued warrants to purchase an aggregate of 10,425,000 shares of common stock. In addition, we agreed to sell to the underwriters an option to purchase up to an aggregate of 450,000 units that, if exercised, would result in the issuance of an additional 450,000 units, comprised of 450,000 shares of common stock and 450,000 warrants (assuming the option is not exercised on a cashless basis). These warrants become exercisable upon the consummation of our business combination. To the extent we issue shares of common stock to effect a business combination (as contemplated in connection with the Dynogen Merger), the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business, as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effect a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

The exercise of registration rights may have an adverse effect on the market price of our common stock and the existence of certain of these rights may make it more difficult to effect a business combination.

Our Initial Stockholders are entitled to demand that we register the resale of the shares of common stock they acquired prior to our Public Offering at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will occur upon the expiration of one year after a business combination is completed or any time after six months from the consummation of a business combination, if the volume weighted average price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period. Furthermore, they are entitled to demand the registration of the securities underlying the 1,800,000 founder warrants at any time after the date on which the warrants are released from escrow, which, except in limited circumstances, will occur upon the expiration of six months after the completion of a business combination. If our Initial Stockholders exercise their registration rights with respect to all of their shares of common stock and warrants, then there will be an additional 3,956,250 shares of common stock eligible for trading in the public market (assuming the warrants are not exercised on a cashless basis). Additionally, in connection with the proposed Merger with Dynogen, we intend to grant certain registration rights to stockholders of Dynogen who, following the Merger, will become our affiliates and will not be able to sell their shares of our common stock without the registration of such resale or an exemption therefrom. If the Merger with Dynogen in consummated, we will endeavor to register the resale of the shares of our common stock issued to such affiliates as merger consideration. While we cannot at this time ascertain the exact number of such shares, based on the number of shares of Dynogen capital stock held by Dynogen’s stockholders as of the signing of the Merger Agreement, we anticipate registering for resale approximately 5.7 million shares of our common stock. The presence of these additional securities eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The existence of our Initial Stockholders’ registration rights may make it more difficult to effect a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The American Stock Exchange may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange de-lists our securities from trading on its exchange and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board, or “pink sheets”. As a result, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”. Since we are listed on the American Stock Exchange, our securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies generally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our securities are no longer listed on the American Stock Exchange or another exchange or quoted on NASDAQ and we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s prior written agreement to a transaction;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted which, among other problems, may make it difficult for us to complete a business combination. Such restrictions include:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates, or in money market funds meeting specific requirements under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

All of our officers or directors own shares of our common stock, and no salary or other compensation will be paid to our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. We believe that two members of our board of directors are “independent” as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not two of them are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our common stock.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in dissolution, regardless of when such claims are filed.

We cannot assure you that third parties will not seek to recover from the assets distributed to our Public Stockholders any amounts owed to them by us. Under the DGCL, our stockholders could be liable for any claims against the corporation to the extent of distributions received by them in dissolution. The limitations on stockholder liability under the DGCL for claims against a dissolved corporation are determined by the procedures that a corporation follows for distribution of its assets following dissolution. If we complied with the procedures set forth in Sections 280 and 281(a) of the DGCL (which would include, among other things, a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, an additional 150-day waiting period before any liquidating distributions are made to stockholders, as well as review by the Delaware Court of Chancery) our stockholders would have no further liability with respect to claims on which an action, suit or proceeding is begun after the third anniversary of our dissolution. However, in accordance with our intention to liquidate and distribute our assets to our stockholders as soon as reasonably possible after dissolution, our Second Amended and Restated Certificate of Incorporation provides that we will comply with Section 281(b) of the DGCL instead of Sections 280 and 281(a). Accordingly, our stockholders’ liability could extend to claims for which an action, suit or proceeding is begun after the third anniversary of our dissolution.

We may not be able to consummate a business combination within the required time frame, in which case, we will be forced to dissolve and liquidate.

We must complete a business combination with one or more operating businesses with a collective fair market value equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $2,070,000) by June 13, 2009. If we fail to complete a business combination within the required time frame we will promptly initiate procedures to dissolve and liquidate our assets. We may not be able to close the proposed Merger with Dynogen or find a suitable alternative target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

RISKS ASSOCIATED WITH THE HEALTHCARE INDUSTRY

Whether we acquire domestic or international assets or operations, of which no assurances can be given, our proposed business will be subject to numerous risks, including the following:

If we are unable to comply with governmental regulations affecting the healthcare industry, it could negatively affect our operations.

There is extensive government regulation of many healthcare businesses as well as various proposals at the federal government level to reform the healthcare system. Changes to the existing regulatory framework and/or implementation of various reform initiatives could adversely affect certain sectors of the healthcare industry. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. For a more complete discussion of the government regulations applicable to the healthcare industry, please see the section entitled “Proposed Business—Government Regulations” below.

If we are required to obtain governmental approval of our products following a business combination (as in the case of a Merger with Dynogen), the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

Unanticipated problems may arise in connection with the development of new products or technologies, and many such efforts may ultimately be unsuccessful. In addition, testing or marketing products may require obtaining government approvals, which may be a lengthy and expensive process with an uncertain outcome. Delays in commercializing products may result in the need to seek additional capital, potentially diluting the interest of investors. These various factors may result in abrupt advances and declines in the securities prices of particular companies in the healthcare industry and, in some cases, may have broad effect on the prices of securities of specific healthcare companies or of companies in the healthcare industry generally.

The healthcare industry is susceptible to significant liability exposure, especially product liability claims. If liability claims are brought against us following a business combination, it could materially adversely affect our operations.

Any target business we acquire in the healthcare industry will be exposed to potential liability risks (especially product liability risks) that are inherent in the testing, manufacturing, marketing and sale of healthcare products and/or the provisions of healthcare services. Product liability claims could delay or prevent completion of development programs, result in a recall of products or change in indications, or otherwise adversely affect our business, financial condition or market prices of our securities. Any liability claim brought against us following a business combination, with or without merit, could result in:

•	liabilities that substantially exceed our liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•	withdrawal of patients enrolled in our clinical trials, if any;

•	damage to our reputation and the reputation of our products or services, resulting in lower sales;

•	regulatory investigations that could require costly product recalls or modifications;

•	litigation costs; and

•	the diversion of management’s attention from managing our business.

Additionally, liability insurance is becoming increasingly expensive. Although we currently maintain directors' and officers' liability insurance, as a result of increasing costs, we may be unable to continue to maintain this coverage or to obtain other sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. Our inability to maintain or obtain liability insurance at an acceptable cost or to otherwise protect against potential liability claims could prevent or inhibit the commercialization of our products or services.

If we are unable to obtain and maintain protection for the intellectual property relating to our technologies and products or services following a business combination, the value of our technology, products or services may be decreased and our revenues may be likewise decreased.

Intellectual property rights in the fields of biotechnology, pharmaceuticals, diagnostics and medical devise is highly uncertain and involves complex legal and scientific questions. At the same time, the profitability of companies in these fields generally depends on sustained competitive advantages and differentiation that are based on intellectual property. Our success following a business combination (including a business combination with Dynogen) will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology products or services. We may not be able to obtain additional issued patents relating to our technology, products or services. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or services, limit the length of term of patent protection we may have for our products or services, and expose us to substantial litigation costs and drain our resources. Changes in either patent laws or in interpretation of patent laws in the Untied States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

If our prospective business infringes on the rights of third parties, we could be prevented from selling products, forced to pay damages, and may have to defend against litigation.

In the event that the products, methods, processes or other technologies of our prospective business are claimed to infringe the proprietary rights of other parties, we could incur substantial costs and may be required to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	abandon an infringing product, process or technology;

•	redesign our products, processes or technologies to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	defend litigation or administrative proceedings; or

•	pay damages.

Our investments in healthcare-related companies may be extremely risky and we could lose all or part of our investments.

An investment in healthcare-related companies (including Dynogen) may be extremely risky relative to an investment in companies operating in other sectors due, in part, to the following factors:

•
early stage healthcare companies typically have limited operating histories, narrow research and development capabilities, narrow potential product lines, are usually focused exclusively on development of potential products and technologies, and, like Dynogen, most have not yet reached the stage of product commercialization;

•
to the extent that early stage healthcare companies are actually commercializing products, they generally have smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions;

•
early stage healthcare companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with product candidates subject to a substantial risk of failure, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•
because many smaller healthcare companies tend to be privately owned, there is generally little publicly available information about these businesses; therefore, we may not learn all of the material information we need to know regarding these businesses; and

•
many small healthcare companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the operations of any healthcare-related company we may acquire.

Changes in the healthcare industry are subject to various influences, each of which may affect our prospective business.

The healthcare industry is subject to changing political, economic, and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Any changes in current healthcare financing and reimbursement systems could cause us to make unplanned enhancements of our prospective products, or result in delays or cancellations of orders, or in the revocation of endorsement of our prospective products by clients. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. Such programs may increase governmental regulation or involvement in healthcare, lower reimbursement rates, or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our prospective products.

Many healthcare industry participants are consolidating to create integrated healthcare systems with greater market power. As the healthcare industry consolidates, competition to provide products to industry participants may become even more intense, as will the importance of establishing a relationship with each industry participant. These industry participants may try to use their market power to negotiate price reductions for our prospective products. If we were forced to reduce our prices, our operating results could suffer if we could not achieve corresponding reductions in our expenses.

Any business we acquire will be subject to extensive government regulation. Any business changes to the laws and regulations governing our prospective business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

Our prospective business will be extensively regulated by the federal government and any states in which we decide to operate. The laws and regulations governing our operations, if any, are generally intended to benefit and protect persons other than our stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations along with the terms of any government contracts we may enter into would regulate how we do business, what products we could offer, and how we would interact with the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our revenue, if any, by:

•	imposing additional research requirements, thereby delaying the launch of potential new products and increasing expenses;

•	increasing our liability;

•	increasing our administrative and other costs;

•	increasing or decreasing mandated benefits;

•	forcing us to restructure our relationships with providers or partners; or

•	requiring us to implement additional or different programs and systems.

An example of recently enacted and far-reaching legislation is the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which will have very significant effects in greatly increasing the level of federal expenditures for prescription drugs. The new legislation alters the nature and degree of reimbursement for drugs. Any analogous requirements applied to our prospective products would be costly to implement and could affect our prospective revenues.

The current administration’s issuance of new regulations, its enforcement of the existing laws and regulations, the states’ ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations may make compliance with any new regulatory landscape difficult. In order to comply with any new regulatory requirements, any prospective business we acquire may be required to employ additional or different programs and systems, the costs of which are unknown to us at this time. Further, compliance with any such new regulations may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we would be able to recover our costs of complying with any new regulations. Any new regulations and the related compliance costs could have a material adverse effect on our business.

If we are unable to attract qualified healthcare professionals at reasonable costs, it could limit our ability to grow, increase our operating costs and negatively impact our business.

We may rely significantly on our ability to attract and retain qualified healthcare professionals who possess the skills, experience and licenses necessary to meet the certification requirements and the requirements of applicable state and federal governing bodies. We will compete for qualified healthcare professionals with other healthcare organizations, universities, hospitals and government organizations.

Our ability to attract and retain such qualified healthcare professionals will depend on several factors, including our ability to provide attractive assignments and competitive benefits and wages. We cannot assure you that we will be successful in any of these areas.

We may be dependent on payments from Medicare and Medicaid. Changes in the rates of methods governing these payments for our prospective products, or delays in such payments, could adversely affect our prospective revenue.

Any reductions in amounts paid by government programs for our prospective products or changes in methods or regulations governing payments would adversely affect our potential revenue. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would also adversely affect our potential revenue.

If our costs were to increase more rapidly than payment adjustments we receive from Medicare, Medicaid or other third-party payors for any of our potential products, our revenue could be negatively impacted. Accordingly, our revenue may be largely dependent on our ability to manage costs of providing such products.

We may depend on payments from third-party payors, including managed care organizations. If these payments are reduced, eliminated or delayed, our prospective revenues could be adversely affected.

We may be dependent upon private sources of payment for any of our potential products or research services. Any amounts that we may receive in payment for such products or services may be adversely affected by market and cost factors as well as other factors over which we have no control, including regulations and cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. Any reductions in such payments, to the extent that we could not recoup them elsewhere, would have a material adverse effect on our prospective business and results of operations. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would have a material adverse effect on our prospective business and results of operations.

If the FDA or other state or foreign agencies impose regulations that affect our potential products, our costs will increase.

The development, testing, production and marketing of any of our potential products that we may manufacture, market or sell following a business combination (including Dynogen’s products following consummation of the proposed Merger) may be subject to regulation by the FDA as “drugs.” All “new drugs” must be the subject of an FDA-approved new drug application (NDA) and all new biologics products must be the subject of a biologics license application (BLA) before they may be marketed in the United States. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application (ANDA) before they may be marketed in the United States. In all cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The required product testing and approval process for new drugs and biologics ordinarily takes several years and requires the expenditure of substantial resources. Testing of any product under development may not result in a commercially viable product. Even after such time and expenses, regulatory approval by the FDA may not be obtained for any products developed. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

Even if required FDA approval has been obtained with respect to a new drug or biologic product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. Although there is now a centralized European Union approval mechanism for new pharmaceutical products in place, each European Union member state may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some European Union member states require price approval as part of the regulatory approval process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities.

The regulatory requirements applicable to any new drug or biologic product may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations may have on a product in the future. Any changes or new legislation could have a material adverse effect on our ability to develop and sell new drug and biologics products and, therefore, our ability to generate revenue and cash flow from them.

The FDA and state authorities have broad enforcement powers. The FDA can impose civil and criminal enforcement actions and other penalties on us if we were to fail to comply with stringent FDA regulations. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusal of requests for approval of new products, new intended uses, or modifications to existing products;

•	withdrawal of market approvals previously granted; and

•	criminal prosecution.

If any of these events were to occur, it could harm our business.

Medical manufacturing facilities must maintain records, which are available for FDA inspectors documenting that the appropriate manufacturing procedures were followed.

Should we acquire such a facility as a result of a business combination, the FDA would have authority to conduct inspections of such a facility. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Any failure by us to take satisfactory corrective action in response to an adverse inspection or to comply with applicable FDA regulations could result in enforcement action against us, including a public warning letter, a shutdown of manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions. From time to time, the FDA may modify such requirements, imposing additional or different requirements that could require us to alter our business.

RISKS RELATED TO THE POTENTIAL MERGER

The combined company’s working capital could be reduced and, following the Merger, our stockholders could own less than 40% of our outstanding common stock.

Pursuant to our Second Amended and Restated Certificate of Incorporation, holders of shares issued in our Public Offering may vote against the proposed Merger with Dynogen and demand that we convert their shares into a pro rata share of the amount held in the Trust Account (including the amount held in the trust account representing the deferred portion of the underwriters’ fee), inclusive of any interest earned on such pro rata share (net of taxes payable). We will not complete the Merger if holders of 30% or more of the shares of common stock issued in our Public Offering vote against the Merger and exercise these conversion rights. To the extent the Merger is completed and holders of less than 30% of the shares of our common stock issued in the Public Offering have properly demanded to convert their shares, there will be a corresponding reduction in the amount of funds available to the combined company following the Merger and a reduction in the aggregate percentage of our outstanding shares that is owned after the Merger by our stockholders immediately prior to the Merger. As of February 29, 2008, assuming the Merger proposal is approved, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of the conversion rights (excluding deductions for tax payments) without implicating the ability to complete the Merger will be approximately $20.4 million, or approximately 29.99% of the funds currently held in trust. If the maximum amount of funds were disbursed, the percentage of our outstanding common stock that would be owned by our existing stockholders who did not exercise their conversion right would be approximately 37.8%, based on the relative numbers of shares outstanding of our common stock and Dynogen common stock and other securities as of February 5, 2008.

Pursuant to the terms of the Merger Agreement, a substantial number of shares will be issued upon, and will be potentially issuable after, the consummation of the Merger, which will result in significant dilution to our stockholders immediately prior to the Merger.

As of February 5, 2008, 10,781,250 shares of our common stock were outstanding. Upon the consummation of the Merger, we will issue approximately 13.5 million shares, and reserve for issuance approximately 7.4 million additional shares of our common stock for future issuance upon the satisfaction of certain milestones and the exercise of options and warrants assumed or issued in connection with the Merger. Assuming that, prior to the consummation of the Merger, no additional shares of our common stock are issued and none of our stockholders exercise their conversion rights and that none of our or Dynogen’s outstanding options or warrants are exercised, upon such consummation, our stockholders immediately prior to the Merger are expected to own approximately 44.4% of the then outstanding shares of our common stock (or approximately 43.7% on a fully-diluted basis giving effect to all outstanding options, warrants and other rights, including the milestone payments); however, if 29.99% of our stockholders exercise their conversion rights, we expect our stockholders to hold approximately 37.8% of the shares of our common stock outstanding immediately following the closing of the Merger (or approximately 40.5% on a fully-diluted basis giving effect to all outstanding options, warrants and other rights, including the milestone payments).

A substantial number of our shares will become eligible for future resale in the public market after the Merger which could result in dilution and have an adverse effect on the market price of those shares.

If the Merger is completed, warrants to purchase 8,625,000 shares of common stock issued in connection with our Public Offering and warrants to purchase 1,800,000 shares of our common stock issued in a Private Placement to certain of our founding stockholders immediately prior to our Public Offering will become exercisable on the date the Merger is completed. Additionally, if the Merger is completed, it is currently estimated that approximately 20.9 million shares of our common stock will be issued, or reserved for future issuance, to the holders of Dynogen capital stock, option, warrants or other securities at the closing of the Merger.

Substantially all of these shares will be eligible for resale upon issuance, subject to limitations under applicable securities laws. Additionally, if the Merger is completed, we expect to register for resale the shares issued to those former stockholders of Dynogen who will become our affiliates and would not otherwise be able to sell without an exemption from registration. In addition, our Initial Stockholders have the right to require us to file a registration statement covering the resale of certain shares of our common stock, warrants and shares of our common stock underlying such warrants held by such persons. Consequently, at various times after completion of the Merger, a substantial number of additional shares of our common stock will be eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares and of the warrants. Notwithstanding the foregoing, the shares of our common stock held by our Initial Stockholders are subject to escrow agreements and will not be released from escrow until the earliest of (a) with respect to certain shares of our common stock, the first year anniversary of our initial business combination, and with respect to certain warrants to purchase our common stock, the six month anniversary of our initial business combination, (b) our liquidation (in which case they will have no value) and (c) the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent our initial business combination, if any, with a target business. Additionally, because we are a blank check company, so long as they continue to be affiliates, our Initial Stockholders will not be able to sell our securities pursuant to Rule 144.

Our directors and executive officers have interests in the Merger that are different from yours because if the Merger is not approved then the shares held by them may become worthless.

In considering the recommendation of our board of directors to vote for the proposal to approve the Merger Agreement, you should be aware that a number of our officers and directors have interests in the Merger that are different from, or in addition to, your interests as a stockholder. These interests include, among other things:

•
If the Merger is not approved and we are therefore required to dissolve and liquidate, the shares of common stock purchased prior to our Public Offering and held by our officers and directors (or their affiliates) will be worthless because our directors and officers are not entitled to receive in respect of such shares any of the net proceeds of our Public Offering that may be distributed from our Trust Account upon our liquidation. If the Merger is not approved and we are therefore required to dissolve and liquidate, such officers and directors will, however, be entitled to receive their share of the net proceeds of our Public Offering that may be distributed from our Trust Account with respect to any shares of our common stock purchased in or following our Public Offering. In addition, the warrants held by such persons for which they paid an aggregate of $1,800,000, which will be exercisable at the completion of the Merger for 1,800,000 shares of our common stock, will expire without value in the event that we are required to liquidate.

•
If the Merger is not approved and we are therefore required to dissolve and liquidate, our Initial Stockholders have each agreed on a joint and several basis to be personally liable to ensure that the proceeds from our Public Offering held in the trust account are not reduced by the claims of (a) vendors or other entities for services rendered or products sold to us or (b) any prospective target business, in each case only to the extent the payment of such debts and obligations actually reduces the amount of funds in the Trust Account (or, in the event that such claim arises after the distribution of the Trust Account, to the extent necessary to ensure that our Public Stockholders are not liable for any amount of such loss, liability, claim, damage or expense) and only with respect to vendors, prospective target business and other entities we engage who do not waive their right or claim in or to the monies held in the Trust Account. If the Merger is completed, these indemnification obligations will terminate.

•
Certain of our existing directors anticipate remaining on the board of directors after the consummation of the Merger, which may result in the surviving corporation paying a fee to them for their services.

The amount of stock held by executive officers, directors and other affiliates following the Merger may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Upon consummation of the Merger with Dynogen, our officers, directors and affiliates will beneficially own approximately 10% of our common stock. These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of the combined company, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares of common stock.

The lack of diversification in our business following the Merger affects our ability to mitigate the risks that we may face or to offset possible losses that we may incur as a result of competing in the biotechnology industry.

The prospects for our success will be entirely dependent upon the future performance of Dynogen’s business. We may not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the biotechnology industry and result in our dependency upon the development or market acceptance of Dynogen’s products.

The combined company may form joint ventures that could harm its operating results, dilute your ownership of the combined company, increase its debt or cause it to incur significant expense.

As part of the combined company’s business strategy, it may pursue strategic alliances that leverage its core technology and industry experience to expand its product offerings or distribution. To effect these strategic alliances, we may choose to issue shares of our common stock or securities convertible into our common stock, which would dilute your interest in us. Alternatively, it may be necessary for us to raise additional funds for working capital through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all, and to the extent such funds are available, such financing may include restrictive covenants that could hinder our ability to obtain additional financing, if necessary.

Following the Merger with Dynogen, we will incur significant increased costs, and our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and listing on the American Stock Exchange.

Following the Merger, we will incur significant legal, accounting and other expenses. Dynogen has not incurred these expenses as a private company, and, because of our lack of an operating business, to date, we have incurred these expenses only to a limited extent. In addition, the Sarbanes-Oxley Act of 2002, and rules of the SEC, and the American Stock Exchange have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Following the Merger, our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with the annual report on Form 10-K for the fiscal year ending December 31, 2008. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts.

The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

    If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be subject to delisting from any exchange on which our securities are then traded, SEC investigation and civil or criminal sanctions.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial and accounting systems, procedures and controls to manage our business effectively.

Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Following the Merger, our management will have broad discretion to use available cash and the investment of these resources may not yield a favorable return. We may invest the available cash in ways you disagree with.

Our management will have broad discretion as to how to spend and invest the cash that will be available to us upon completion of the Merger and distribution from the trust fund, and we may spend or invest these capital resources in a way with which you may disagree. Because we are not required to allocate cash to any specific investment or transaction, you cannot determine at this time the value or propriety of our application of these resources. Accordingly, you will need to rely on our post-Merger management’s judgment with respect to the use of this cash. Moreover, you will not have the opportunity to evaluate the economic, financial or other information on which we base our decision on how to use this cash. Pending use, we plan to invest available cash in short-term, investment-grade, interest bearing securities. These investments may not yield a favorable return to stockholders.

Neither we nor Dynogen has ever declared or paid dividends on its capital stock, and we do not anticipate paying dividends in the foreseeable future. As a result, you must rely on stock appreciation for any return on your investment.

Following the Merger, Dynogen’s business will require significant funding, and we currently plan to invest all available funds and future earnings in the development and growth of this business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. As a result, capital appreciation, if any, of the common stock will be your sole source of potential gain for the foreseeable future. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends, including pursuant to the terms of debt agreements.

Our ability to utilize Dynogen’s historical, federal and state net operating loss carryforwards may currently be limited or may become limited.

As of December 31, 2007, Dynogen had net operating loss carryforwards for federal and state income tax purposes of $63 million and $48 million, respectively. If not utilized, these carryforwards will expire at various dates starting in 2008 through 2027. Generally, utilization of a company’s net operating loss carryforwards may be subject to substantial annual limitations due to rules contained in the Internal Revenue Code (and similar state provisions) that are applicable if the company experiences an “ownership change.” Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for United States federal income tax purposes. Additionally, even if there were no ownership changes previously, it is possible that the Merger, when considered together with past transactions and potential future transactions, could trigger an ownership change for this purpose. As a result, our ability to use Dynogen’s net operating loss carryforwards may be or become subject to substantial limitations, which could potentially result in increased future tax liability and in the expiration of Dynogen’s net operating loss carryforwards before they can be used.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable

Item 2  PROPERTIES

We presently occupy office space at 18 Farm Lane, Hillsborough, California 94010 provided by Apex Bioventures, LLC, an affiliate of K. Michael Forrest, our President and one of our directors. Such affiliate has agreed that, until we complete a business combination, it will make office space, as well as certain office and secretarial services, available to us as we may require from time to time. During a portion of 2007, we also occupied office space at 724 Fifth Avenue, New York, New York 10019, provided by Craig Drill Capital, an affiliate of Robert J. Easton, one of our directors. During 2007, we made payments to Apex Bioventures, LLC and Craig Drill Capital in aggregate amounts of $6,000 and $3,500 respectively, for rent and administrative services. However, such payments have been discontinued and additional payments are not anticipated prior to the consummation of a business combination.

We consider our office space adequate for our current operations.

Item 3  LEGAL PROCEEDINGS

The Company is not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any party against the Company or any of its officers and directors.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securityholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since June 8, 2007, our units, and after their split on June 20, 2007, our shares of common stock and warrants, have all traded on the American Stock Exchange under the symbols “PEX.U”, “PEX,” and “PEX.WS”, respectively. Prior to June 8, 2007, there was no established public trading market for our common stock.

The closing high and low sales prices of our units, common stock, and warrants as reported by the American Stock Exchange, for the quarters indicated are as follows:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007:
Second Quarter	$7.23	$7.20	$0.84	$0.80	$8.09	$8.02
Third Quarter	$7.36	$7.15	$0.88	$0.55	$8.20	$7.84
Fourth Quarter	$7.38	$7.20	$0.65	$0.51	$7.90	$7.78

As of March 6, 2008, there was one holder of record for our units, and there were 10 stockholders of record of our common stock and 10 holders of record of our warrants. Such numbers do not include beneficial owners holding shares or warrants through nominee names.

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Since inception in June 2006, we sold the following shares of common stock without registration under the Securities Act:

STOCKHOLDERS	NUMBER OF SHARES

Invivos Partners Ltd.	268,858
K. Michael Forrest	472,803
Treasure Road Partners Ltd.	359,790
Robert J. Easton	397,310
John J. Chandler	126,313
Nancy T. Chang	183,951
Anthony J. Sinskey	97,474
Robert L. Van Nostrand	152,277
Rix Clinical Laboratories Ltd.	97,474
2,156,250

Each stockholder named is one of our directors or an entity controlled by one of our directors. These are the stockholders which we refer to as our Initial Stockholders elsewhere herein.

Such shares were issued on June 27, 2006 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals (or entities beneficially owned and controlled by them). The shares issued to the individuals and entities above were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.01159 per share. No underwriting discounts or commissions were paid with respect to such sales.

The shares listed above give effect to the transactions described below.

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

In March 2007, the Company’s board of directors determined to reorganize the roles of the Company’s management team so as to better reflect the officers’ respective talents. Commensurately, our then existing stockholders determined to re-allocate among themselves the Company’s outstanding shares of common stock. The re-allocation was effected through the purchase and sale of shares for a purchase price of $0.01067 per share.

In April 2007, the Company effected a 1 for 1.086956522 reverse stock split of its outstanding common stock (effectively increasing the price paid for each share from $0.01067 to $0.01159).

In May 2007, the Company’s stockholders appointed Donald B. Rix as an additional member of its board of directors. Commensurately, the Company’s stockholders determined to re-allocate among themselves the Company’s outstanding shares of common stock. The allocation was effected through the purchase and sale from each then existing stockholder to Rix Clinical Laboratories Ltd. of shares for a purchase price of $0.01159 per share.

Prior to the closing of our Public Offering, in the Private Placement, we sold warrants to purchase up to 1,800,000 shares of common stock, at a purchase price of $1.00 per warrant. These warrants were purchased by our Initial Stockholders on a pro rata basis based on the relative number of shares of our common stock held by each of them prior to our Public Offering. These warrants are identical to the warrants sold in the Public Offering, except that such warrants are non-redeemable and can be exercised on a cashless basis as long as these persons hold such warrants. In addition, subject to certain limited exceptions, none of the warrants purchased by our Initial Stockholders are transferable or salable until six months after the consummation of a business combination

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-135755), and which relates to the Public Offering of our units, was June 7, 2007. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. A total of 8,625,000 units were registered at a proposed maximum aggregate offering price of $69,000,000. The Public Offering was consummated on June 13, 2007. The underwriters of the Public Offering were Lazard Capital Markets LLC and Ladenburg Thalmann & Co. Inc. Each of our units commenced trading its component share of common stock and warrant separately on June 20, 2007.

Our net proceeds from our public offering are as set forth in the following table:

USE OF PROCEEDS

Gross proceeds
Offering gross proceeds	$69,000,000
Gross proceeds from private placement of founder warrants	1,800,000
Total gross proceeds	$70,800,000
Offering and private placement expenses (1)
Underwriting discounts and commissions (7% of offering gross proceeds) (2)	$4,830,000
Legal fees and expenses	350,000
Miscellaneous expenses	91,400
Printing and engraving expenses	65,000
Accounting fees and expenses	50,000
SEC registration fees	17,100
NASD (now FINRA) registration fees	16,500
AMEX Listing Fees	70,000
Total offering expenses	$5,490,000
Proceeds after non-deferred offering and private placement expenses	$65,310,000
Deferred underwriting discounts and commissions held in trust	2,070,000
Adjusted proceeds after offering expenses	67,380,000
Total proceeds not held in trust	50,000
Total net proceeds held in trust	$67,330,000
Use of new proceeds not held in trust and $1,600,000 of the interest income earned on the trust account (net of taxes payable) that will be released to us
Legal, accounting and other expenses attendant to the due diligence investigation, structuring and negotiation of a business combination and the preparation and the preparation and filing of the related proxy statement	$415,500
Opinion of investment banking firm	280,000
Payment of administrative services and support	9,500
Due diligence of prospective target business	350,000
Miscellaneous fees	145,000
Working capital to cover miscellaneous expenses including D & O insurance and other insurance and possibly dissolution expense (3)	450,000
Total	$1,650,000

(1)
A portion of the public offering and private placement expenses were paid from the funds we received from our Initial Stockholders, as described below. Those funds were repaid upon the consummation, and out of the proceeds, of the Public Offering.

(2)
The amount of deferred underwriting discounts and the amount held in trust includes $2,070,000 that will be paid to the underwriters only upon consummation of the initial business combination and will not be available for use to acquire an operating business.

(3)
The miscellaneous fees and expenses may include, without limitation, potential deposits, down-payments, exclusivity fees, finders’ fees, or similar fees or compensation, reserves, costs and expenses associated with our dissolution and liquidation.

Of the net proceeds from the Public Offering and the Private Placement, $67,330,000 (including $2,070,000 attributable to the deferred underwriters’ discounts and commissions) has been placed in a Trust Account at J.P. Morgan Chase N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested by Morgan Stanley. Except for up to $1,600,000 interest income released to us, net of income taxes, the proceeds will not be released from the Trust Account until the earlier of the completion of a business combination or our dissolution. All amounts held in the trust account that are not converted to cash or released to us as interest income, net of income taxes, will be released on closing of our initial business combination with one or more target businesses which have a fair market value equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $2,070,000) at the time of such business combination, subject to a majority of our Public Stockholders voting in favor of the business combination and less than 30% of the Public Stockholders voting against the business combination and exercising their conversion rights. Following release from the Trust Account of $1,600,000 of the interest income, net of taxes payable on such interest, that we may use for working capital requirements and after payment of the conversion price to any Public Stockholders who exercise their conversion rights, the underwriters will receive their deferred underwriting fee discount equal to 3% of the gross proceeds of the Public Offering. The remaining funds will be released to us and can be used to pay all or a portion of the purchase price of the business or businesses with which our initial combination occurs. If the business combination is paid for using stock or debt securities (as contemplated by the proposed Dynogen Merger), we may apply the cash released to us from the Trust Account to general corporate purposes, including for maintenance or expansion of operations of the acquired business, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination or for working capital to finance the operations of the target business, which may include subsequent acquisitions.

Of the net proceeds of the Public Offering and Private Placement, we have allocated approximately $300,000 for premiums for director and officer liability insurance, with a balance of $150,000 allocated for other miscellaneous expenses of structuring and negotiating business combinations, and, if necessary, to cover the costs and expenses associated with our dissolution and liquidation (which we estimate will be in the range of $50,000 to $75,000). We have allocated $350,000 for the expenses associated with identifying and performing initial due diligence of prospective acquisition targets. We have further allocated approximately $415,500 for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination and the preparation and filing of the related proxy statement, and approximately $280,000 for an opinion of an independent investment banking firm relating to a potential business combination. Due diligence of prospective target businesses has been (and to the extent necessary, will be) performed by some or all of our officers and directors and third party consultants. None of our officers, directors or Initial Stockholders will receive any compensation for their due diligence efforts, other than reimbursement of any out-of-pocket expenses they may incur on our behalf while performing due diligence of prospective target businesses. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the Trust Account and interest income, net of income taxes, of $1,600,000 of the interest earned, net of taxes payable on such interest, that will be released to us from the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, although we have not done so and have no present intention to do so, if the contemplated Merger with Dynogen is not consummated, it is possible that we will in the future find it necessary or desirable to use a portion of these funds to make a down payment or deposit or fund a lock-up or “no-shop” provision, with respect to a potential business combination. We have not reserved any specific amounts for such payments or fees, which may have the effect of reducing the available proceeds not deposited in the Trust Account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf. If we use a significant portion of our funds for such a purpose and we are required to forfeit such funds (whether as a result of our breach of the agreement relating to the original payment or otherwise), we could, if such payment was large enough and we had already used some or all of the funds allocated to due diligence and related expenses in connection with the aborted transaction, be left with insufficient funds to continue searching for, or to conduct due diligence with respect to, other potential target businesses. In that event, we may be required to liquidate before the completion of a business combination.

Treasure Road Partners, Ltd., a company controlled by Gary E. Frashier and his wife, Giva H. Frashier, Easton Associates, LLC, the largest equity holder of which was Robert J. Easton, and K. Michael Forrest each loaned to us $75,000 for the payment of offering expenses. In connection with the termination of Mr. Easton’s association with Easton Associates, in April 2007, we repaid in full the $75,000 loaned to us by Easton Associates. Subsequently, Mr. Easton loaned us $75,000. These non-interest bearing loans were repaid out of the proceeds of the Public Offering not held in trust.

In June 2007, Darrell J. Elliott, K. Michael Forrest and Gary E. Frashier advanced to us $16,666, $16,666 and $16,668, respectively, to partially fund our listing fee for the American Stock Exchange. These non-interest bearing advances were repaid out of the proceeds of the Public Offering not held in trust.

The net proceeds of the Public Offering which are held in the Trust Account are invested only in United States “government securities,” defined as any Treasury Bills issued by the United States having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended so that we are not deemed to be an investment company under the Investment Company Act of 1940. Interest income, net of taxes payable on such interest, of $1,600,000 is releasable to us from the trust account to fund our working capital requirements. We believe the funds available to us outside of the Trust Account, together with interest income, net of income taxes on such interest, to be released to us for working capital requirements, will be sufficient to allow us to operate for at least the next two months. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are not adequate to consummate the Dynogen Merger (or an alternative business combination). In the Merger Agreement, we have provided for having to raise up to $750,000 to consummate the Dynogen Merger.

No compensation of any kind, including finder’s and consulting fees, will be paid to any of our directors, officers or Initial Stockholders or any of their affiliates, other than payments of approximately $1,667 per month (assuming two days work per week) to Lauren Elliott, the daughter of Darrell J. Elliott, our Chairman and Chief Executive Officer, for administrative services. However, our directors and officers have and will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as participating in the offering process, identifying potential target businesses and performing due diligence on suitable business combinations. Since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination (as contemplated by the proposed Merger with Dynogen), the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business.

A Public Stockholder will be entitled to receive funds from the trust account only in the event of our dissolution upon our failure to complete a business combination by June 13, 2009 or if that Public Stockholder were to seek to convert such shares to cash by exercising conversion rights in connection with a business combination which he, she or it voted against and which we actually consummate. In no other circumstances will a Public Stockholder have any right or interest of any kind to or in the Trust Account.

In the event of our dissolution, as described above, our Initial Stockholders, including our officers and directors (or their affiliates), will be entitled to receive distributions of our assets, including funds from the Trust Account, solely with respect to any shares of common stock which they purchased in or following the Public Offering.

Item 6  SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected income statement and balance sheet data has been derived from our audited financial statements, which are included elsewhere in this Annual Report. The selected quarterly data is unaudited.

	For the Year Ended December 31, 2007	Period from Inception (June 1, 2006) to December 31, 2006	Period from Inception (June 1, 2006) to December 31, 2007
Income Statement Data

Formation and operating costs	$(581,816)	$(53,388)	$(635,204)
Dividend and interest income	1,785,716	1,064	1,786,780

Income (loss) before provision for income taxes	1,203,900	(52,324)	1,151,576
Provision for income taxes	(506,975)	-	(506,975)

Net income (loss)	$696,925	$(52,324)	$644,601

Net income (loss) per share - basic and diluted	$0.10	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	6,929,538	2,156,250

	December 31, 2007	December 31, 2006
Balance sheet data

Cash and cash equivalents	$1,060,427	$82,739
Investments held in trust	67,584,688	-
Other assets	264,350	315,914

Total assets	$68,909,465	$398,653

Total liabilities	$2,903,064	$425,977
Common stock, subject to possible redemption	20,208,367	-
Total stockholders’ equity (deficiency)	45,798,034	(27,324)

Total liabilities and stockholders’ equity	$68,909,465	$398,653

Selected Quarterly Data (unaudited)

Financial information for each quarter for the period from June 1, 2006 (inception) to December 31, 2007 is as follows:

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total revenue	$-	$-	$683	$381
Income (loss) from operations	-	(7,722)	619	(45,221)
Net income (loss)	-	(7,722)	619	(45,221)
Net income (loss) per share - basic and diluted	-	-	-	(0.02)

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Total revenue	$509	$116,026	$875,429	$793,752
Income (loss) from operations	(5,056)	37,656	704,509	466,791
Net income (loss)	(5,056)	37,656	411,389	252,936
Net income (loss) per share - basic and diluted	-	0.01	0.04	0.02

Item 7      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

Overview

We were formed on June 1, 2006, to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business in the healthcare industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our Public Offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We currently expect to consummate the Merger with Dynogen for approximately 13,500,000 shares of our common stock (plus, up to approximately 6,327,372 additional shares of our common stock upon the satisfaction of certain milestones and the up to approximately 1,200,000 additional shares of our common stock upon the exercise of certain options and warrants issued or assumed in connection with the Merger).

On June 13, 2007, we consummated our initial public offering of 8,625,000 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.

Results of Operations

Our net income of $696,925 for the year ended December 31, 2007 consisted of formation and operating costs of $581,816, offset by dividend and interest income of $1,785,716. For the year ended December 31, 2007 we recorded a provision for income taxes in the amount of $506,975.

For the period from inception (June 1, 2006) to December 31, 2006, we incurred a net loss of $52,324, consisting of formation and operating costs of $53,388 offset by dividend and interest income of $1,064.

The net income of $644,601 for the period from June 1, 2006 (date of inception) to December 31, 2007 consisted of formation and operating costs of $635,204, offset by dividend and interest income of $1,786,780 and a provision for income taxes of $506,975.

Liquidity and Capital Resources

Our net proceeds from the sale of our units, including $1,800,000 of proceeds from the Private Placement sale of 1,800,000 warrants to our Initial Stockholders were approximately $65,300,000. Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of the underwriters’ deferred discounts and commissions, were placed in trust with the remaining funds being held outside of the trust. The remaining proceeds available have been and will be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use all or substantially all of the net proceeds of the Public Offering and Private Placement held outside the trust account and the up to $1,600,000 of interest income (net of income taxes payable thereon) available to us for working capital to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. We believe the funds available to us outside of the Trust Account ($1,060,427 as of December 31, 2007), together with the balance of interest income, net of income taxes on such interest, to be released to us for working capital requirements will be sufficient to allow us to operate for at least the next two months. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are not adequate to consummate the Dynogen Merger (or an alternative business combination). In the Merger Agreement, we have provided for having to raise up to $750,000 to consummate the Dynogen Merger. If the Dynogen Merger is not consummated and we seek another acquisition target, we may use all or substantially all of the funds held in the Trust Account to consummate such business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination (as currently contemplated by the proposed Merger with Dynogen), the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business.

Off Balance Sheet Arrangements

Options and warrants issued in conjunction with our Public Offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivates for purposes of FAS 133, but instead are accounted for as equity. For a more complete discussion of the treatment of the underwriter’s purchase option and the warrants, see footnote 3 to the financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if the proposed Dynogen Merger is not consummated or another suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant.

Item 8  Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Index to Financial Statements and Financial Statement Schedules Number

Financial Statements:

Reports of Independent Registered Public Accounting Firms.	F-1
Balance Sheets as of December 31, 2007 and 2006	F-3
Statements of Operations for the Year Ended December 31, 2007, the period from June 1, 2006 (inception) to December 31, 2006 and the period from June 1, 2006 (inception) to December 31, 2007	F-4
Statements of Stockholders’ Equity (Deficiency) for the period from June 1, 2006 (inception) to December 31, 2007	F-5
Statements of Cash Flows for the Year Ended December 31, 2007, the period from June 1, 2006 (inception) to December 31, 2006 and the period from June 1, 2006 (inception) to December 31, 2007	F-6
Notes to Financial Statements	F-7

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Rule G(3), information on our directors and executive officers will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed within 120 days of the end of our fiscal year.

Item 11.    EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the documents referenced in Item 10 above.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this item is incorporated by reference from the documents referenced in Item 10 above.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this item is incorporated by reference from the documents referenced in Item 10 above.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this item is incorporated by reference from the documents referenced in Item 10 above.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part as a part of this Form 10-K as follows:

(a)(1), (a)(2)	Financial statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1††	Agreement and Plan of Merger, by and among, Apex, Dynogen, Acquisition Sub, and the Holder Representative identified therein

3.1†	Second Amended and Restated Certificate of Incorporation

3.2†	Bylaws

4.1†	Specimen Unit Certificate

4.2†	Specimen Common Stock Certificate

4.3†	Specimen Warrant Certificate

4.4†	Form of Unit Purchase Option, granted to the underwriters

4.5†	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant

10.1†	Letter Agreements among the Issuer, the underwriters, and each of the Initial Stockholders

10.2†	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant

10.3†	Form of Securities Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders

10.4†	Services Agreement between Apex Bioventures, LLC and the Registrant

10.5†	Promissory Notes, dated June 15, 2006 and June 30, 2006, in each case, issued to Treasure Road Partners, Ltd.

10.6†	Promissory Notes, dated June 15, 2006 and June 30, 2006, in each case, issued to Easton Associates, LLC

10.7†	Promissory Notes, dated June 15, 2006 and June 30, 2006, in each case, issued to K. Michael Forrest

10.8†	Promissory Note, dated April 9, 2007, issued to Robert J. Easton.

10.9†	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders

10.10†	Insider Warrant Purchase Agreement among the Underwriters and the Registrant

10.11†	Form of Share Forfeiture Agreement among the Registrant and the Initial Stockholders

10.12	Form of Termination of Services Agreement between Apex Bioventures, LLC and the Registrant

14.1@	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.

*	Management contract or compensatory plan or arrangement.

†	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-135755.

††	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K, dated February 6, 2008.

@	Previously filed and incorporated herein by reference to the registrant’s Current Report on Form 8-K, dated June 19, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX BIOVENTURES ACQUISITION CORPORATION

Date: March 11, 2008	By:	/s/ Darrell J. Elliott
Darrell J. Elliott, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

By: /s/ Darrell J. Elliott	Chief Executive Officer	March 11, 2008
Darrell J. Elliott	(principal executive officer) and Director

By: /s/ Gary E. Frashier	Chief Financial Officer	March 11, 2008
Gary E. Frashier	(principal financial and accounting officer)

By: /s/ K. Michael Forrest	President, Chief Operating Officer,	March 11, 2008
K. Michael Forrest	Director

By: /s/ Robert J. Easton	Director	March 11, 2008
Robert J. Easton

By: /s/ John J. Chandler	Director	March 11, 2008
John J. Chandler

By: /s/ Nancy T. Chang	Director	March 11, 2008
Nancy T. Chang

By: /s/ Anthony J. Sinskey	Director	March 11, 2008
Anthony J. Sinskey

By: /s/ Robert L. Van Nostrand	Director	March 11, 2008
Robert L. Van Nostrand

By: /s/ Donald B. Rix	Director	March 11, 2008
Donald B. Rix

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Apex Bioventures Acquisition Corporation

We have audited the balance sheet of Apex Bioventures Acquisition Corporation (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Bioventures Acquisition Corporation as of December 31, 2007 and the results of its operations and its cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP
MCGLADREY & PULLEN, LLP
New York, NY

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Apex Bioventures Acquisition Corporation

We have audited the accompanying balance sheet of Apex Bioventures Acquisition Corporation (a corporation in the development stage) (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the period from June 1, 2006 (date of inception) to December 31, 2006, and the period included in the cumulative columns from June 1, 2006 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Bioventures Acquisition Corporation as of December 31, 2006, and the results of its operations and its cash flows for the period from June 1, 2006 (date of inception) to December 31, 2006, and the period included in the cumulative columns from June 1, 2006 (date of inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 19, 2007

Apex Bioventures Acquisition Corporation
(a development stage company)
Balance Sheets

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$1,060,427	$82,739
Cash held in trust	65,514,688	-
Cash held in trust from underwriter	2,070,000	-
Prepaid expenses	66,244	-
Total current assets	68,711,359	82,739

Deferred tax asset, net	198,106	-
Deferred offering costs	-	315,914
Total assets	$68,909,465	$398,653

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable and accrued expenses	$126,007	196,807
Accounts payable, stockholders	2,776	4,170
Income taxes payable	704,281	-
Notes payable, stockholders	-	225,000
Due to underwriter	2,070,000	-
Total current liabilities	2,903,064	425,977

Common stock subject to conversion (2,587,499 shares at conversion value)	20,208,367

Commitments

Stockholders’ equity (deficiency)
Preferred stock, $0.0001 par value, 1,000,000 authorized shares, none issued	-	-
Common Stock, $0.0001 par value, 60,000,000 authorized; 10,781,250 (which includes 2,587,499 shares subject to possible conversion) and 2,156,250 issued and outstanding, respectively	1,078	216
Additional paid-in capital	45,152,355	24,784
Income (Deficit) accumulated during the development stage	644,601	(52,324)
Total stockholders’ equity (deficiency)	45,798,034	(27,324)
Total liabilities and stockholders’ equity (deficiency)	$68,909,465	$398,653

See notes to financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Statements of Operations

	Year Ended December 31, 2007	Period from June 1, 2006 (Inception) to December 31, 2006	Period from June 1, 2006 (Inception) to December 31, 2007
Formation and operating costs	$(581,816)	$(53,388)	$(635,204)
Dividend and interest income	1,785,716	1,064	1,786,780

Income (loss) before provision for income taxes	1,203,900	(52,324)	1,151,576
Provision for income taxes	(506,975)	-	(506,975)

Net Income (loss)	$696,925	$(52,324)	$644,601

Net income (loss) per share - basic and diluted	$0.10	$(0.02)

Weighted average number of common shares Outstanding - basic and diluted	6,929,538	2,156,250

See notes to financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Statements of Stockholders’ Equity (Deficiency)
For the period from June 1, 2006 (Inception) to December 31, 2007

	Common Stock		Additional Paid-In	Income (Deficit) Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Common shares issued on June 27, 2006 at $0.00159 per share	2,156,250	$216	$24,784	-	$25,000
Net Loss	-	-	-	$(52,324)	(52,324)
Balances at December 31, 2006	2,156,250	216	24,784	(52,324)	(27,324)

Sale of private placement warrants	-	-	1,800,000	-	1,800,000
Sale of 8,625,000 Units net of underwriters’ discount and offering expenses (includes 2,587,499 shares subject to conversion)	8,625,000	862	63,535,538	-	63,536,700
Proceeds subject to forfeiture of 2,587,499 shares	-	-	(20,208,367)	-	(20,208,367)
Sale of underwriter option	-	-	100	-	100
Net income	-	-	-	696,925	696,925
Balances at December 31, 2007	10,781,250	$1,078	$45,152,355	$644,601	$45,798,034

See notes to financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Statements of Cash Flows
	Year Ended December 31, 2007	Period from June 1, 2006 (Inception) to December 31, 2006	Period from June 1, 2006 (Inception) to December 31, 2007

Cash flows from operating activities
Net income (loss)	$696,925	$(52,324)	$644,601
Adjustments to reconcile net income (loss) to net cash used in operating activities
Deferred income taxes	(198,106)	-	(198,106)
Dividends earned on trust account	(1,773,142)	-	(1,773,142)
Change in operating assets and liabilities
Prepaid expenses	(66,244)	-	(66,244)
Accounts payable and accrued expenses	105,210	11,000	116,210
Income taxes payable	704,281	-	704,281
Net cash used in operating activities	(531,076)	(41,324)	(572,400)

Cash flows from investing activities
Disbursements from trust account	1,518,454	-	1,518,454
Cash held in trust account	(67,330,000)	-	(67,330,000)
Net cash used in investing activities	(65,811,546)	-	(65,811,546)

Cash flows from financing activities
Proceeds from public offering	69,000,000	-	69,000,000
Proceeds from private placement of warrants	1,800,000	-	1,800,000
Proceeds from loans from stockholders	-	225,000	225,000
Repayment of loans from stockholders	(225,000)		(225,000)
Proceeds from advances from stockholders	146,895	4,170	151,065
Repayment of advances from stockholders	(148,289)	-	(148,289)
Proceeds from sale of option to underwriters	100	-	100
Proceeds from the sale of common stock	-	25,000	25,000
Payment of offering expenses	(3,253,396)	(130,107)	(3,383,503)
Cash provided by financing activities	67,320,310	124,063	67,443,373

Net increase in cash and cash equivalents	977,688	82,739	1,060,427
Cash and cash equivalents, beginning of period	82,739	-	-
Cash and cash equivalents, end of period	$1,060,427	$82,739	$1,060,427

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$9,797	$185,807	$9,797
Accrual of deferred underwriting fees	$2,070,000	$-	$2,070,000

See notes to financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Notes to Financial Statements
December 31, 2007

Note 1 -- Organization and Business Operations

Apex Bioventures Acquisition Corporation (the “Company”) was incorporated in Delaware on June 1, 2006. The Company was formed to acquire one or more domestic or foreign operating businesses in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. All activities through December 31, 2007 relate to the Company’s formation and public offering described below. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective June 7, 2007. The Company consummated the Public Offering on June 13, 2007 and received net proceeds of approximately $65,300,000, including $1,800,000 of proceeds from the private placement (the “Private Placement”) sale of 1,800,000 insider warrants to our stockholders prior to the Public Offering (the “Initial Stockholders”). The warrants sold in the Private Placement are identical to the warrants sold in the Public Offering, except that such warrants are non-redeemable and can be exercised on a cashless basis as long as these persons hold such warrants. In addition, subject to certain limited exceptions, none of the warrants purchased by the Initial Stockholders are transferable or salable until six months after the consummation of a business combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic or foreign operating businesses in the healthcare industry (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of deferred underwriters’ discounts and commissions as described in Note 3, is being held in a trust account (the “Trust Account”) invested in government securities. The Trust Account will be maintained until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Our Initial Stockholders have agreed that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our public stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our Initial Stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. However, there can be no assurance that the stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with $1,600,000 in dividend income net of taxes payable on such dividends, may be used to pay for business, legal, accounting due diligence on prospective acquisitions, negotiation with prospective targets and satisfaction of closing conditions, and continuing general and administrative expenses.

The Company, after signing a definitive agreement for a Business Combination is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Initial Stockholders, have agreed to vote their 2,156,250 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After the consummation of a Business Combination, these voting agreements will terminate.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account (including dividends, but less amounts reserved or released to us for working capital and net of taxes payable), calculated as of two business days prior to the consummation of the proposed Business Combination. divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount from the Public Offering that was placed in the Trust Fund) has been classified as common stock subject to possible conversion on the accompanying December 31, 2007 balance sheet.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. If the Company has not completed a Business Combination by such date, its corporate existence will cease and, subject to stockholder approval, it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 3).

Note 2 -- Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheets at December 31, 2007 and 2006.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,”Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of an uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the Financial Accounting Standards Board released SFAS 141R, “Business Combinations” that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, the Financial Accounting Standards Board released SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” that is effective for annual periods beginning December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will re-classify any non-controlling interests as a component of equity.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Deferred Offering Costs

Deferred offering costs consisted principally of accounting, legal and other fees incurred prior to the Public Offering and were charged to capital upon the consummation of the Public Offering.

Net Income (Loss) per Common Share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. The effect of the 8,625,000 outstanding warrants issued in connection with the initial public offering, the 1,800,000 outstanding warrants issued in connection with the private placement and the 450,000 units included in the underwriters’ purchase option has not been considered in diluted income (loss) per share calculations since the warrants cannot be exercised until the later of the Company’s initial Business Combination or June 7, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Note 3 -- Initial Public Offering & Value of Unit Purchase Option

On June 13, 2007, the Company sold 8,625,000 units (“Units”), including 1,125,000 units pursuant to the over-allotment option granted to the underwriters, in the Public Offering at a price of $8.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a target business and one year from the effective date of the registration statement for the Public Offering and expiring four years from the effective date of the Public Offering, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 90 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

In connection with the Public Offering, the Company paid Lazard Capital Markets LLC and Ladenburg Thalmann & Co. Inc., the underwriters of the Public Offering, underwriting discounts and commissions of 7% of the gross proceeds of the Public Offering, of which 3% of the gross proceeds ($2,070,000) are held in the Trust Account and payable only upon the consummation of a Business Combination. If a Business Combination is approved and completed, Public Stockholders who voted against the combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred underwriters’ discount and commissions.

Each of the common stock and warrants began separate trading on June 20, 2007.

Simultaneously with the consummation of the Public Offering, the Initial Stockholders purchased 1,800,000 warrants (“Private Placement Warrants”) at a purchase price of $1.00 per warrant, in a private placement. The proceeds of $1,800,000 were placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering except that if the Company calls the Warrants for redemption, the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers. The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them (other than to certain permitted transferees who agree to be similarly bound), until six months after the completion of a Business Combination.

The Initial Stockholders and the holders of the Private Placement Warrants will be entitled to registration rights with respect to their securities pursuant to an agreement signed as of the effective date of the Public Offering. With respect to the Private Placement Warrants (and underlying shares), from and after the date on which the Company files a current report on Form 8-K announcing that it has entered into a definitive agreement with respect to a Business Combination, the holders of a majority of these securities are entitled to demand registration of the resale of these securities. However, the Company is not required to effect such registration until six months following the consummation of a Business Combination. The Company filed a current report on Form 8-K announcing that it had entered into a Merger Agreement with Dynogen Pharmaceuticals, Inc. relating to a Business Combination (see Note 8). With respect to the shares issued to the Initial Stockholders prior to the Public Offering and the Private Placement Warrants (and underlying shares), from and after the first anniversary of the consummation of the Business Combination, the holders of a majority of these securities are entitled to demand registration of the resale of these securities. In addition, such holders have certain “piggy back” registration rights on registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The volatility calculation of 43% is based on the actual volatilities of other similarly situated blank check companies. Because the Company did not have a trading history at the time of the issuance of the option, the Company needed to estimate the potential volatility of its unit price, which will depend on a number of factors which could not be ascertained at that time. Although an expected life of five years was taken into account for the purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders, the option would become worthless.

Note 4 -- Related Party Transactions

[A] On June 15, 2006 the Company issued three $50,000 unsecured promissory notes to related parties, K. Michael Forrest, Easton Associates LLC (the largest equity holder of which was at that time Robert J. Easton) and Treasure Road Partners, LTD. (an entity controlled by Gary E. Frashier and his wife, Giva Frashier). Each note was non-interest bearing and, except for the note to Easton Associates LLC described below, each was repaid upon consummation of the Public Offering. Messrs. Forrest, Easton and Frashier are officers and directors of the Company.

On June 30, 2006, the Company issued three $25,000 unsecured promissory notes to related parties, K. Michael Forrest, Easton Associates LLC (the largest equity holder of which was at that time Robert J. Easton) and Treasure Road Partners, LTD. (an entity controlled by Gary E. Frashier and his wife, Giva Frashier). Each note was non-interest bearing and, except for the note to Easton Associates LLC described below, each was repaid upon consummation of the Public Offering.

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

As of December 31, 2007, accounts payable includes $2,776 due to officers and directors for operating costs incurred on behalf of the Company.

[B] During a portion of 2007 the Company occupied office space provided by Craig Drill Capital, an affiliate of Robert J. Easton, a director of the Company. For the year ended December 31, 2007 and the period from June 1, 2006 (date of inception) to December 31, 2007, the Company paid Craig Drill Capital $3,500 for rent and administrative expenses, which expenses are included in formation and operating costs in the accompanying Statement of Operations.

The Company currently occupies office space provided by Apex Bioventures, LLC, an affiliate of K. Michael Forrest, an officer and director of the Company. For the year ended December 31, 2007 and the period from June 1, 2006 (date of inception) to December 31, 2007, the Company paid Apex Bioventures, LLC $6,000 for rent and administrative expenses, which expenses are included in formation and operating costs in the accompanying Statements of Operations.

[C] The Company’s Initial Stockholders purchased an aggregate of 2,156,250 (2,343,750 shares prior to the reverse stock split) shares of our common stock in June 2006.

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

In March 2007, the Company’s board of directors determined to reorganize the roles of the Company’s management team so as to better reflect the officers’ respective talents. Commensurately, the Company’s stockholders determined to re-allocate among themselves the Company’s outstanding shares of common stock. The re-allocation was effected through the purchase and sale of shares for a purchase price of $0.01067 per share.

In April 2007, the Company effected a 1 for 1.086956522 reverse stock split of its outstanding common stock (effectively increasing the price per share paid for each share from $0.01067 to $0.01159). The accompanying financial statements have been retroactively restated to reflect this reverse stock split.

In May 2007, the Company’s stockholders appointed Donald B. Rix as an additional member of its board of directors. Commensurately, the Company’s stockholders determined to re-allocate among themselves the Company’s outstanding shares of common stock. The allocation was effected through the purchase and sale from each then existing stockholder to Rix Clinical Laboratories Ltd. of shares for a purchase price of $0.01159 per share.

Of the 2,156,250 shares issued, as adjusted for the reverse stock split, 281,250 shares were subject to forfeiture, without return of invested capital to the stockholders, to the extent the underwriters’ over-allotment option was not exercised in full. If any of the 281,250 shares of common stock held by the then existing stockholders were forfeited, on the date of such forfeiture, the Company would cancel such shares. None of the aforementioned shares were forfeited since the underwriters’ over-allotment option was exercised in full, as described in Note 3.

Note 5 - Income Taxes

The provision for income taxes for the year ended December 31, 2007 consists of the following:

Current:
Federal	$559,532
State	145,549

Total current	705,081

Deferred:
Federal	(198,106)
State	-

Total deferred	(198,106)

$506,975

As of December 31, 2007 and 2006, the tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	2007	2006
Expense deferred for income tax purposes	$240,494	$18,313
Valuation allowance	(42,388)	(18,313)
	$198,106	$-

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations for the year ended December 31, 2007 and the period from inception (June 1, 2006) to December 31, 2006 is as follows:

	2007	2006
Statutory U.S. federal rate	34.0%	34.0%
State income taxes, net of federal effect	8.0%	5.5%
Non-deductible expenses	0.4%
Valuation allowance	(0.3%)	(39.5%)
Effective Tax Rate	42.1%	-%

Note 6 -- Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Note 7 -- Reserved Common Stock

At December 31, 2007, 11,325,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ purchase option.

Note 8 - Subsequent Events (unaudited)

On February 5, 2008, the Company and its wholly-owned subsidiary, Apex Acquisition Sub, Inc. (incorporated in January 2008) also a Delaware corporation (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dynogen Pharmaceuticals, Inc., a Delaware corporation (“Dynogen”) and Kate Bingham and Michael Bigham, acting jointly as representatives of the Company Holders (defined in the Merger Agreement to refer collectively to the holders of Dynogen capital stock, options, warrants and other securities), pursuant to which Acquisition Sub will merge with and into Dynogen and Dynogen will become a wholly-owned subsidiary of Apex (the “Merger”). Upon the Merger, Apex will be renamed “Dynogen Pharmaceuticals, Inc.” and Dynogen will be renamed “Dynogen, Inc.” following the Merger, Dynogen will effectively become a public company.

Dynogen is a clinical stage pharmaceutical company developing more effective treatments for gastrointestinal and genitourinary disorders. Dynogen has an advanced pipeline of clinical development programs focused on attractive and untapped markets in disease areas that severely impair a patient’s quality of life, such as irritable bowel syndrome, gastroesophageal reflux disease and overactive bladder.

The acquisition is expected to be consummated in the second quarter of 2008, after the required approval by the stockholders of Apex and the fulfillment of certain other conditions.

Closing Merger Consideration

In exchange for all of the capital stock of Dynogen outstanding immediately prior to the acquisition, Apex will initially issue shares of its common stock, valued at approximately $98 million, based on a per share value of $7.27, representing the volume weighted average closing price of Apex’s common stock as reported by the American Stock Exchange during the 20 trading days immediately preceding the signing of the Merger Agreement (the “Signing Price”).

Milestone Payments

Holders of Dynogen capital stock and vested options to acquire Dynogen common stock will also be entitled to receive additional shares of Apex common stock upon the occurrence of two milestone events (or the earlier sale of Apex or Dynogen) as more fully described in the Merger Agreement. Upon the occurrence of each such milestone, Dynogen stockholders and optionholders shall receive shares of Apex common stock, each tranche valued at approximately $23 million (or $46 million in the aggregate), based upon the Signing Price.

Assumption of Options and Warrants

At the closing of the Merger, all outstanding options and warrants to acquire shares of Dynogen capital stock will be assumed by Apex and each Dynogen option and warrant will become options or warrants, as applicable, to acquire common stock of Apex, on substantially the same terms and conditions as were applicable under the Dynogen option or warrant, as applicable. The number of shares of Apex common stock underlying such options and warrants, and the related per share exercise price, will be determined by reference to the Signing Price and will be in addition to the shares of Apex common stock valued at approximately $98 million.

Interim Financing

As permitted under the Merger Agreement, on February 20, 2008, Dynogen entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) and Oxford Finance Corporation (“Oxford,” and together with SVB, the “Lenders”). Pursuant to the Loan and Security Agreement, Dynogen borrowed an initial tranche of $5 million from the Lenders, evidenced by two secured promissory notes, each in the amount of $2.5 million issued to SVB and Oxford, respectively. Subject to satisfaction of conditions of the Lenders set forth in the Loan and Security Agreement, Dynogen may borrow a second tranche from the Lenders of up to $5 million on or before April 30, 2008.

The term loans are due and payable on or before March 1, 2011, subject to any earlier event of default. The term loans bear interest at a rate equal to the greater of 10% or LIBOR plus six percentage points at issuance. Dynogen will repay only interest through September 30, 2008, with the first principal payment due on October 1, 2008; provided, however, in the event the Merger is not completed by September 30, 2008, Dynogen shall, in addition, repay principal for the period since the loan issuance. Dynogen has granted the Lenders a security interest in all assets of the Company other than intellectual property and agreed not to pledge its intellectual property to secure other obligations or agree to any such negative pledge with another party.

On February 20, 2008, in connection with the Loan and Security Agreement, Dynogen issued a warrant to each of SVB and Oxford. Each warrant will become exercisable for 36,108 shares of our common stock subject to and upon the closing of the Merger at an initial exercise price of $7.27 per share and shall be exercisable for a period of four years from the date of the Merger. In the event the Merger Agreement is terminated for any reason, the warrants will become exercisable for 337,500 shares of the Series B Convertible Preferred Stock at an initial exercise price of $1.10 per share or, at the at the option of the holder, other senior preferred stock of Dynogen issued for financing purposes at an initial exercise price equal to the lowest per share purchase price for such preferred stock, and shall be exercisable for a period of seven years from the original issue date of the warrant. The shares acquired upon exercise of such warrants shall be subject to a one hundred and eighty day lock-up period from the date of the Merger in the event the warrants become exercisable for our common stock.

In the event that the second tranche is drawn down by Dynogen, the warrants will become exercisable for an additional 12,035 shares of our common stock, if the warrants become exercisable for our common stock or an additional 112,500 shares of Dynogen’s preferred stock, if the Merger Agreement is terminated for any reason.