Form 10-K/A
period 2007-12-31
APEX BIOVENTURES ACQUISITION CORP
filed 2008-04-29
CIK 1368613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

Commission file number: 001-33516

Apex Bioventures Acquisition Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4997725 (I.R.S. Employer Identification No.)
18 Farm Lane Hillsborough, California (Address of principal executive offices)	94010 (Zip Code)
Registrant’s telephone number, including area code (650) 344-3029

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 Par Value Per Share	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange
Units consisting of one share of Common Stock and one Warrant	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 29, 2007 (the last business day of the registrant’s most recently completed second quarter), as reported on the American Stock Exchange, was approximately $62,359,000. As of March 31, 2008, there were 10,781,250 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

APEX BIOVENTURES ACQUISITION CORP.

FORM 10-K/A—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends Apex Bioventures Acquisition Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 11, 2008, or the Original Filing. The purpose of this Amendment is to include certain information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of such certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Apex Bioventures Acquisition Corporation and our subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of April 18, 2008, our board of directors, or the Board, consisted of nine directors. Set forth below are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Each director is elected to serve until our next annual meeting of stockholders or the sooner of his resignation or the date when his successor is duly appointed and qualified.

Name	Age	Position

Darrell J. Elliott	61	Chairman, Chief Executive Officer and Director
K. Michael Forrest	64	President, Chief Operating Officer and Director
Gary E. Frashier	71	Chief Financial Officer, Executive Vice President, Secretary and Director
Robert J. Easton (1)(2)	63	Director
John J. Chandler (1)	66	Director
Nancy T. Chang (2)	58	Director
Anthony J. Sinskey (2)	68	Director
Robert L. Van Nostrand (1)	51	Director
Donald B. Rix	77	Director

(1) Member of our Audit Committee
(2) Member of our Nominating and Governance Committee

Darrell Elliott currently serves as our Chairman and Chief Executive Officer. Additionally, he has served as one of our directors since inception. Mr. Elliott is currently Chief Executive Officer and President of Isuma Strategies Inc., a strategic consulting firm for private equity in the biopharma industry. From August 1999 to March 2006, he served as Senior Vice President and Managing Director of MDS Capital Corp., President of MDS Ventures Pacific Inc., Chairman and Chief Executive Officer of British Columbia Medical Innovations Fund and Vice President of Canadian Medical Discoveries Fund, all of which were associated but independent venture capital firms investing in the North American healthcare industry. From December 1989 to March 1999 (with a four month’s hiatus in 1993 while the Fund was reorganized), he was a Regional Vice President of Royal Bank Capital Corp., a broad-based venture capital firm, and was founding Managing Director of its North American healthcare investing practice. Mr. Elliott currently serves as a director of several private and public companies in the U.S., Canada and Europe, including Agrisoma Biosciences Inc., Aderis Inc., Isuma Strategies Inc., IsoTis S.A., and its anticipated successor company, IsoTis Inc., SMC Ventures, Inc., Chromos Molecular Systems Inc. and Tekmira Pharmaceuticals Corporation. Mr. Elliott holds a B.A. (Hons) Economics from University of South Africa in Pretoria.

K. Michael Forrest is currently our president and chief operating officer and has served as one of our directors since our inception. Mr. Forrest is also currently Chairman of Apex Bioventures, LLC, an investment and consulting company focusing on emerging companies in the healthcare industry. Mr. Forrest has over 35 years of experience in the biotechnology and pharmaceutical industries. On March 28, 2007, Mr. Forrest was appointed the Interim Chief Executive Officer of AVI BioPharma, Inc. (NASDAQ: AVII), a biotech and pharmaceutical company focusing on treatments for hepatitis C, cardiovascular restenosis, and viral infections, including avian influenza, for which he also serves on the board of directors. From November 1996 to January 2005, Mr. Forrest was President and Chief Executive Officer of Cellegy Pharmaceuticals, Inc., a specialty pharma company developing and marketing products in the areas of gastroenterology, women’s health and sexual dysfunction. From November 1994 to December 1995, Mr. Forrest was President and Chief Executive Officer of Mercator Genetics, Inc., a genomics company. From March 1991 to June 1994, Mr. Forrest was President and Chief Executive Officer of Transkaryotic Therapies, Inc., a biotechnology company subsequently acquired by Shire plc. From June 1968 to September 1980, Mr. Forrest occupied various senior management and marketing positions with Pfizer Inc. (NYSE: PFE), and from October 1980 to March 1991, was with American Cyanamid Company where he served as Vice President (Worldwide), Planning and Commercial Development for the company’s Medical Group, which included pharmaceuticals, medical devices and OTC products, and as Vice President of Lederle Laboratories and Vice President of Lederle International. Mr. Forrest also serves on the board of directors of Tekmira Pharmaceuticals Corporation, a Canadian biotech and pharmaceutical company focusing on cancer therapeutics. He holds a B.S. in Business Administration, from Georgetown University.

Gary E. Frashier serves as our Chief Financial Officer, Secretary and as an Executive Vice President. Additionally, he has served as one of our directors since our inception. Mr. Frashier is also President and Principal of Management Associates, a private firm that provides strategic consulting services to entrepreneurial companies in the life sciences field. From 1990 to 2000, Mr. Frashier held various executive officer positions, including President, Chief Executive Officer, and Chairman, at OSI Pharmaceuticals, Inc. (NASDAQ: OSIP), a biotechnology company focusing on cancer, eye disease and diabetes therapeutics. After retiring as Chairman of the Board in 2000 and through the present, Mr. Frashier continues to serve as a strategic consultant to OSI. From 1987 to 1990, Mr. Frashier served as Chief Executive Officer of Genex Corporation, a protein engineering company. From 1984 to 1987, Mr. Frashier served as the Chief Executive Officer of Continental Waters Systems, Inc., a company which manufactured equipment to produce ultra-pure water for the pharmaceutical, biotechnology and micro-electronics industries. From 1980 to 1984, Mr. Frashier was Executive Vice President of Millipore Corporation (NYSE: MIL) and also served as President of Waters Associates, Inc., a manufacturing company specializing in liquid chromatography products, which is a subsidiary of Millipore. At Millipore, Mr. Frashier also served as President, International Operations. Mr. Frashier serves on the board of directors of Tekmira Pharmaceuticals Corporation, a Canadian public company, Alseres Pharmaceuticals, Inc., a public biotechnology company and Achillion Pharmaceuticals, Inc. Mr. Frashier was selected as the Long Island “Businessman of the Year” in 1993, by the Wharton Club. He is a registered professional engineer in chemical engineering, a member of the Society of Sloan Fellows (MIT) and a former member of the Young President’s Organization. Mr. Frashier has a B.S. in Chemical Engineering from Texas Tech University, where he was subsequently honored as a “Distinguished Engineer,” and an M.S. degree in Management (MBA) from the Massachusetts Institute of Technology, where he was selected as an Alfred P. Sloan Fellow in Management.

Robert J. Easton is currently one of our directors and has over twenty-five years of experience in management consulting to the healthcare industry. Since October 2006, Mr. Easton has been consulting management teams of private medical companies as Chairman of Easton Strategy, LLC. From May 2000 to October 2006, Mr. Easton was Chairman of Easton Associates, LLC. From May 1996 to May 2000, Mr. Easton was Managing Director of IBM Healthcare Consulting. Mr. Easton also co-founded The Wilkerson Group, where he was Vice-President, from January 1986 until June 1991, President from June 1991 until June 1994, and Managing Director from June 1994 until May 1996. From 1988 to 1990, Mr. Easton was President of the Biomedical Marketing Association. From 1995 to present he has been a Director of CollaGenex Pharmaceuticals, Inc., a specialty pharmaceutical company. From 2002 to present he has been a Director of Cepheid, Inc., a molecular diagnostics company. Mr. Easton received an M.B.A. from Harvard Graduate School of Business Administration and a B.S. in Chemical Engineering from Rice University.

John J. Chandler is currently one of our directors. Mr. Chandler has over 35 years of business development and mergers and acquisitions experience in the pharmaceutical, biotech, specialty pharmaceutical, medical device and chemical industries. From May 1998 to September 2006, Mr. Chandler was Vice President-Corporate Development for Cellegy Pharmaceuticals, Inc., a biopharmaceutical company developing and marketing products in the areas of gastroenterology, women’s health and sexual dysfunction. From January 1995 to May 1998, Mr. Chandler was Vice President-Europe for the Sherwood-Davis & Geck medical device division of Wyeth (NYSE: WYE). From August 1968 to December 1994, Mr. Chandler was employed by American Cyanamid Company, beginning as a sales representative and eventually holding several senior management positions, including Vice President of Lederle International, Cyanamid’s international pharmaceutical division. Mr. Chandler holds an M.B.A. in Marketing from Seton Hall University and a B.S. in Biology from Queens College of the City University of New York. He is a member of the Licensing Executives Society.

Nancy T. Chang, Ph.D. has served as one of our directors since inception. From 2006 to 2007, Dr. Chang served as Chairman of Tanox Inc., a biotech and pharmaceutical company focusing on the development of biotherapeutics for the treatment of immune-mediated diseases, inflammation, infectious disease and cancer. Dr. Chang co-founded Tanox, Inc. in 1986 and served as President and Chief Executive Officer until 2006. Dr. Chang is also currently Chairman, Pro Tem, of the Federal Reserve Board of Directors in Houston, Texas. From 1982 to 1986, Dr. Chang worked in research management at Centocor, Inc., a biological company which is now part of Johnson & Johnson, and served as Director of Research. From 1986 to 1991, Dr. Chang was Associate Professor of Virology at Baylor College of Medicine. Dr. Chang currently serves as a director of Charles River Laboratories International, Inc., a public biotechnology company, as well as serving on the boards of several private biotechnology companies. Dr. Chang received a Ph.D. in biological chemistry from Harvard University. She did her postdoctoral research at the Roche Institute of Molecular Biology.

Anthony J. Sinskey, Sc.D. has served as one of our directors since inception. He is currently Professor of Microbiology at the Massachusetts Institute of Technology and Professor of Health Sciences and Technology at the Harvard-MIT Division of Health Sciences & Technology. Dr. Sinskey also holds positions as Co-Director of the Malaysia-MIT Biotechnology Partnership Program and as Co-Director of the Center for Biomedical Innovation. Dr. Sinskey has been a co-founder of several biotechnology companies, including Metabolix Inc., Merrimack Pharmaceuticals Inc. and Tepha, Inc. and was a scientific co-founder of Genzyme Corporation (NASDAQ: GENZ). Dr. Sinskey serves as Editor and Co-founder of Metabolic Engineering, as Editor of Process Biochemistry, and a member of the Editorial boards of Pharmaceutical Discovery and Applied Microbiology and Biotechnology. Dr. Sinskey currently serves on the board of directors of ABEC Inc., Merrimack Pharmaceuticals Inc., Metabolix Inc. and Tepha, Inc. He is an advisor to VIMAC Ventures LLC, QRxPharma Limited and the Business Development Bank of Canada. Dr. Sinskey received a B.S. from the University of Illinois and his Sc.D. from the Massachusetts Institute of Technology. His post-doctoral work was done at the Harvard School of Public Health.

Robert L. Van Nostrand has served as one of our directors since inception. Since 2007, Mr. Van Nostrand has served as Chief Financial Officer and Executive Vice President of AGI Dermatics, Inc., a bio-pharmaceutical laboratory specializing in skin photobiology. From 1986 to 2007, Mr. Van Nostrand held various executive officer positions with OSI Pharmaceuticals, Inc. (NASDAQ: OSIP), a biotechnology company focusing on cancer, eye disease and diabetes therapeutics, including Senior Vice President and Chief Compliance Officer, Vice President and Chief Financial Officer, Vice President, Finance and Administration, Chief Accounting Officer, Treasurer and Secretary. Mr. Van Nostrand currently serves as Chairman of the New York Biotechnology Association. Mr. Van Nostrand also serves on the board of directors of Metabolix, Inc., Achillian Pharmaceuticals, Inc. (NASDAQ: ACHN), on the Cold Spring Harbor DNA Leaning Center Corporate Advisory Board and on the Foundation Board of Farmingdale University. Mr. Van Nostrand holds a B.S. in Accounting from Long Island University, New York, and he completed advanced management studies at the Wharton School, Philadelphia, Pennsylvania. He is a Certified Public Accountant.

Donald B. Rix, M.D. has served as one of our directors since May 17, 2007. Dr. Rix is one of the founders and currently the Chairman of MDS Metro Laboratory Services, the largest independent community medical laboratory in British Columbia, Canada. He is also one of the owners and founders and currently Chairman of Cantest Ltd., a company that performs testing in soils, water waste work, pesticide analysis in food products, and air quality testing. He serves on the Premier’s Technology Council and is Chairman of Prionet Canada. He is on the boards of Perceptronix Inc., BC Advantage Funds and Resverlogix Inc., and is active in the Angel Network in British Columbia and nationwide. He formerly served as Chairman of BC Innovation Council and Genome BC. From the University of Western Ontario, Dr. Rix received his B.A. in 1953 and his medical degree in 1957 and also received the Fellowship of the Royal College of Physicians and Surgeons in Canada in General Pathology in 1972. He was granted an honorary Diploma of Technology from the British Columbia Institute of Technology in 1985, the degree of Doctor of Science honoris causa from the University of Western Ontario in 1998, an Honorary Doctor of Science from Simon Fraser University in 2004, and a doctorate of Laws from the University of British Columbia in May 2006. Dr. Rix received the Queen’s Golden Jubilee Award in November 2002. In June of 2004, Dr. Rix was awarded the Order of British Columbia for outstanding achievement, in 2005 received the Ernst & Young Entrepreneur of the Year in Health Sciences and in 2006, Dr. Rix was inducted into Business Laureates of British Columbia Hall of Fame. In June 2005, Dr. Rix received the Lifetime Leadership and Achievement Award from the BC Biotechnology Alliance for his contributions to the biotechnology industry.

Committees of the Board

Audit Committee. Our audit committee currently consists of Robert L. Van Nostrand, Robert J. Easton and John J. Chandler.

The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also selects the firm that will serve as our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

We have agreed that our audit committee will review and approve all expense reimbursements made to our officers, directors or senior advisors and that any expense reimbursement payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

In accordance with applicable federal securities laws and the rules of the American Stock Exchange, we have adopted an audit committee charter that incorporates these duties and responsibilities.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Robert VanNostrand satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

    Nominating and Governance Committee.

We have established a nominating and governance committee of the board of directors. This committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and governance committee also supervises the board of directors’ annual review of director independence and the board of directors’ performance evaluations. In accordance with applicable federal securities laws and the rules of the American Stock Exchange, we have adopted a nominating committee charter that delineates these duties and responsibilities. The nominating committee consists of Robert J. Easton, as chairman, Nancy T. Chang and Anthony J. Sinskey, each of whom is an independent director under the American Stock Exchange listing standards.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees is set forth in the nominating committee charter and will generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. We have filed a copy of our code of ethics as an exhibit to a Current Report on Form 8-K dated June 19, 2007. You may then review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our code of ethics will be provided without charge upon request to us. We also intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Forms 3, 4 or 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

Since Apex’s formation on June 1, 2006, its operations have been limited to organizational activities and, after its initial public offering, to activities relating to completing a business combination. To date, no current Apex executive officer, director or founding stockholder, nor any affiliate thereof, has received any cash or equity compensation for services rendered to Apex, except as set forth herein. In addition, Apex does not propose to pay compensation of any kind, including finder’s and consulting fees, to any of Apex’s current officers, directors or stockholders or any of their respective affiliates, for services rendered prior to or in connection with the merger. However, Apex’s officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf, such as participating in the offering process with respect to its initial public offering, identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than the Apex board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. During fiscal year 2007, Apex paid approximately $193,000 for out-of-pocket expenses incurred by Apex’s officers and directors.

We presently occupy office space at 18 Farm Lane, Hillsborough, California 94010 provided by Apex Bioventures, LLC, an affiliate of K. Michael Forrest, our President and Chief Operating Officer and one of our directors. Such affiliate has agreed that, until we complete a business combination, it will make office space, as well as certain office and secretarial services, available to us as we may require from time to time. During a portion of 2007, we also occupied office space at 724 Fifth Avenue, New York, New York 10019, provided by Craig Drill Capital, an affiliate of Robert J. Easton, one of our directors. During 2007, we made payments to Apex Bioventures, LLC and Craig Drill Capital in aggregate amounts of $6,000 and $3,500 respectively, for rent and administrative services. However, such payments have been discontinued and additional payments are not anticipated prior to the consummation of a business combination.

Apex does not currently have any equity compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership, as defined in Rule 13d-3 of the Exchange Act, of Apex’s common stock as of April 18, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of Apex’s outstanding shares of common stock as of April 18, 2008;

•	each of Apex’s current officers and directors; and

•	all of Apex’s current officers and directors as a group.

	Beneficial ownership of Apex common stock as of April 18, 2008
Name and Address of Beneficial Owner	Number of Shares(1)	Percent of Class
Darrell J. Elliott(2)(3) 1763 Orkney Place, North Vancouver, BC, V7H 2Z1	268,858	2.5%

K.Michael Forrest(2) 18 Farm Lane, Hillsborough, CA 94010	472,803	4.4%

Gary E. Frashier(2)(4) 215 West Bandera Road, Suite 114, Boerne, TX 78006	359,790	3.3%

Robert J. Easton(2) c/o Craig Drill Capital, 724 Fifth Avenue, 9th Floor, New York, NY 10019	397,310	3.7%

John J. Chandler(2) 2916 Thomas Smith Lane, Williamsburg, VA 23185	126,313	1.2%

Nancy T. Chang(2) 10301 Stella Link, Houston, TX, 77025	183,951	1.7%

Anthony J. Sinskey(2) Department of Biology, Room 68-370A Massachusetts Institute of Technology Cambridge, MA 02139	97,474	0.9%

Robert L. Van Nostrand(2) Mariners Circle, West Islip, NY 11795	152,277	1.4%

Rix Clinical Laboratories Ltd.(2)(5) #101-4606 Canada Way, Burnaby, British Columbia, V5G 1K5	97,474	0.9%

Deutsche Bank AG(6) Theodor-Heuss-Allee 70 60468 Frankfurt am Main Federal Republic of Germany	1,018,374	9.4%

Pacific Assets Management, LLC(7) 11601 Wilshire Blvd, Suite 2180 Los Angeles, CA 90025	822,116	7.6%

HBK Investments L.P.(8) 300 Crescent Court, Suite 700 Dallas, TX 75201	1,077,800	9.9%

Polar Securities Inc.(9) 2372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada	789,679	7.3%

QVT Financial LP(10) 1177 Avenue of the Americas, 9th Floor New York, New York 10036	906,600	8.4

All directors and executive officers as a group (nine individuals)	2,156,250	20.0%

(1)
These amounts do not include the shares of common stock underlying the warrants purchased by our directors and executive officers in a private placement immediately prior to our initial public offering.

(2)	Each of the noted individuals is a director of Apex.
(3)
These shares are held by Invivos Limited Partners, a British Columbia limited partnership. Ninety-nine percent of the limited partnership interests of Invivos Limited Partners are held collectively by Mr.Elliott’s wife and children. The remaining 1% is held by Invivos Partners, Ltd., a British Columbia corporation. Mr. Elliott, in turn, owns 100% of the capital stock of Invivos Partners, Ltd. Accordingly, Mr. Elliott holds voting and dispositive power over all of the shares of common stock, but disclaims any pecuniary interest therein.

(4)
Mr. Frashier holds all of these shares of our common stock through Treasure Road Partners, Ltd., a Texas family limited partnership, of which he and his wife, Giva H. Frashier, are the sole owners (on an equal basis) and managers. Accordingly, Mr. Frashier and his wife share voting and dispositive power over these shares.

(5)	Donald B. Rix holds ultimate voting and dispositive power over the shares held by Rix Clinical Laboratories Ltd.
(6)	Information based on Form 4 filed by Deutsche Bank AG on April 18, 2008.
(7)
Information based on Schedule 13G filed by Jonathan M. Glaser, Daniel Albert David, Roger Richter, David Rubinstein, Pacific Assets Management, LLC, Pacific Capital Management, Inc., and JMG Triton Offshore Fund, Ltd. on February 14, 2008. As disclosed in such Schedule 13G, Pacific Assets Management, LLC is the investment advisor to JMG Triton Offshore Fund, Ltd. and Pacific Capital Management, Inc., is a member of Pacific Assets Management, LLC. Mr. Glaser, Mr. David and Mr. Richter are control persons of Pacific Assets Management, LLC and Pacific Capital Management, Inc. Mr. Rubinstein is a portfolio manager of JMG Triton Offshore Fund, Ltd.

(8)	Information based on Schedule 13G filed by HBK Investments L.P., HBK Services LLC, HBK Partners II, L.P., HBK Management LLC, and HBK Master Fund L.P., on February 1, 2008.
(9)
Information based on Schedule 13G filed by Polar Securities Inc. and North Pole Capital Master Fund on February 14, 2008. As disclosed in such Schedule 13G, Polar Securities Inc. is the investment advisor for North Pole Capital Master Fund and a number of discretionary accounts over which it has voting and dispositive power.

(10)
Information based on Schedule 13G filed by QVT Financial LP, QVT Financial Group LLC, QVT Fund LP, and QVT Associates GP LLC on January 31, 2008. As disclosed in such Schedule 13G, QVT Financial LP is the investment advisor for QVT Fund LP, QVT Financial Group LLC is the general partner of QVT Financial LP, and QVT Associates GP LLC is the general partner of QVT Fund LP.

As of December 31, 2007, Apex has no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Prior to Apex’s initial public offering, Apex issued a total of 2,156,250 shares of common stock at an aggregate purchase price of $25,000, which shares are currently held in escrow, by the individuals and entities set forth below:

Name	Number of Shares	Relationship to Us
Invivos Limited Partners	268,858	Affiliate of Darrell J. Elliott, Chairman, Chief Executive Officer and Director
K. Michael Forrest	472,803	President, Chief Operating Officer and Director
Treasure Road Partners Ltd.	359,790	Affiliate of Gary E. Frashier, Chief Financial Officer, Executive Vice President, Secretary and Director
Robert J. Easton	397,310	Director
John J. Chandler	126,313	Director
Nancy T. Chang	183,951	Director
Anthony J. Sinskey	97,474	Director
Robert L. Van Nostrand	152,277	Director
Rix Clinical Laboratories Ltd.	97,474	Affiliate of Donald B. Rix, Director
Total	2,156,250

Immediately prior to Apex’s initial public offering, all of our then current stockholders purchased in a private placement 1,800,000 warrants at a price of $1.00 per warrant (an aggregate purchase price of $1,800,000) directly from Apex. Such warrants were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. Each purchaser of such warrants was an accredited investor (as defined in Rule 501(a) of the Securities Act). Each warrant entitles the holder to purchase from Apex one share of common stock at an exercise price of $6.00 after the later of the completion of a business combination with a target business and June 7, 2008.

We presently occupy office space at 18 Farm Lane, Hillsborough, California 94010 provided by Apex Bioventures, LLC, an affiliate of K. Michael Forrest, our President and Chief Operating Officer and one of our directors. Such affiliate has agreed that, until we complete a business combination, it will make office space, as well as certain office and secretarial services, available to us as we may require from time to time. During a portion of 2007, we also occupied office space at 724 Fifth Avenue, New York, New York 10019, provided by Craig Drill Capital, an affiliate of Robert J. Easton, one of our directors. During 2007, we made payments to Apex Bioventures, LLC and Craig Drill Capital in aggregate amounts of $6,000 and $3,500 respectively, for rent and administrative services. However, such payments have been discontinued and additional payments are not anticipated prior to the consummation of a business combination.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Director Independence

Our board of directors has determined that Robert J. Easton, Nancy T. Chang, John J. Chandler, Anthony J. Sinskey, Robert L. Van Nostrand and Donald B. Rix are “independent directors” as defined in Rule 10A-3 of the the Exchange Act, and as defined by the rules of the American Stock Exchange. The American Stock Exchange also requires that a majority of the audit committee consist of “independent directors.” Currently, all members of our audit committee are independent.

Item 14: Principal Accountant Fees and Services

As previously disclosed in our 8-K filing on January 17, 2008, certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”). As a result, GGK resigned as auditors of the Company effective January 11, 2008 and M&P was appointed as auditors for the Company’s annual financial statements for the year ended December 31, 2007.

GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full time employees of GGK. GGK managed and supervised the audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The following table represents the aggregate fees billed or expected to be billed for services rendered by M&P and GGK for the year ended December 31, 2007:

Audit Fees-M&P	$25,000
Audit Fees-GGK	83,500
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees	$108,500

Audit Fees

M&P audit fees consist of fees for the audit of our 2007 year end financial statements. GGK audit fees consist of fees for the reviews of the interim financial statements as of March 31, 2007, June 30, 2007 and September 30, 2007 included in our quarterly reports on Form 10-Q and services rendered in connection with our registration statements, including related audits and proxy filings.

Audit-Related Fees

We did not incur audit-related fees with M&P or GGK for the year ended December 31, 2007.

Tax Fees

We did not incur tax-related fees with M&P for the year ended December 31, 2007.

All Other Fees

We did not incur any other fees with M&P or GGK during the year ended December 31, 2007.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX BIOVENTURES ACQUISITION CORPORATION

Date: April 29, 2008	By:	/s/ Darrell J. Elliott
Darrell J. Elliott, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Darrell J. Elliott	Chief Executive Officer (principal	April 29, 2008
	Darrell J. Elliott	executive officer) and Director

By:	/s/ Gary E. Frashier	Chief Financial Officer (principal	April 29, 2008
	Gary E. Frashier	financial and accounting officer)
Secretary, Executive Vice President
and Director

By:		President, Chief Operating Officer,	April 29, 2008
	K. Michael Forrest	Director

By:	/s/ Robert J. Eastonl	Director	April 29, 2008
Robert J. Easton

By:	/s/ John J. Chandler	Director	April 29, 2008
John J. Chandler

By:	/s/ Nancy T. Chang	Director	April 29, 2008
Nancy T. Chang

By:	/s/ Anthony J. Sinskey	Director	April 29, 2008
Anthony J. Sinskey

By:	/s/ Robert L. Van Nostrand	Director	April 29, 2008
Robert L. Van Nostrand

By:	/s/ Donald B. Rix	Director	April 29, 2008
Donald B. Rix