Form 10-Q
period 2008-03-31
APEX BIOVENTURES ACQUISITION CORP
filed 2008-05-09
CIK 1368613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

There were 10,781,250 shares of the Registrant's common stock issued and outstanding as of May 2, 2008.

Apex Bioventures Acquisition Corporation Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$1,298,612	$1,060,427
Cash held in trust	65,130,956	65,514,688
Cash held in trust from underwriter	2,070,000	2,070,000
Prepaid expenses	46,755	66,244
Total current assets	68,546,323	68,711,359

Deferred income taxes	203,552	198,106
Total assets	$68,749,875	$68,909,465

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$111,590	$126,007
Accounts payable, stockholders	7,758	2,776
Income taxes payable	662,825	704,281
Due to underwriter	2,070,000	2,070,000
Total current liabilities	2,852,173	2,903,064

Common stock subject to conversion (2,587,499 shares at conversion value)	20,208,367	20,208,367

Commitments

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued	-	-
Common Stock, $0.0001 par value; 60,000,000 shares authorized;
10,781,250 shares (which includes 2,587,499 shares subject to possible conversion)
issued and outstanding	1,078	1,078
Additional paid-in capital	45,152,355	45,152,355
Income accumulated during the development stage	535,902	644,601
Total stockholders' equity	45,689,335	45,798,034
Total liabilities and stockholders' equity	$68,749,875	$68,909,465

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Period from Inception (June 1, 2006) to
	2008 (Unaudited)	2007 (Unaudited)	March 31, 2008 (Unaudited)

Formation and operating costs	$(766,734)	$(5,565)	$(1,401,938)
Dividend and interest income	611,133	509	2,397,913

Income (loss) before provision for income taxes	(155,601)	(5,056)	995,975
Benefit (provision) for income taxes	46,902	-	(460,073)

Net Income (loss)	$(108,699)	$(5,056)	$535,902

Net income (loss) per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,781,250	2,156,250

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from June 1, 2006 (Inception) to March 31, 2008

	Common Stock		Additional	Income (Deficit) Accumulated During the	Total Stockholders'
	Shares	Amount	Paid-in Capital	Development Stage	Equity (Deficiency)
Common shares issued on June 27, 2006 at $0.01159 per share	2,156,250	$216	$24,784	$-	$25,000
Net loss	-	-	-	(52,324)	(52,324)
Balances at December 31, 2006	2,156,250	216	24,784	(52,324)	(27,324)

Sale of private placement warrants	-	-	1,800,000	-	1,800,000
Sale of 8,625,000 units net of underwriters' discount
and offering expenses (includes 2,587,499 shares
subject to conversion)	8,625,000	862	63,535,838	-	63,536,700
Proceeds subject to forfeiture of 2,587,499 shares	-	-	(20,208,367)	-	(20,208,367)
Sale of underwriter option	-	-	100	-	100
Net income	-	-	-	696,925	696,925
Balances at December 31, 2007	10,781,250	1,078	45,152,355	644,601	45,798,034
Unaudited:
Net Loss	-	-	-	(108,699)	(108,699)
Balances at March 31, 2008	10,781,250	$1,078	$45,152,355	$535,902	$45,689,335

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,		Period from June 1, 2006 (inception) to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(108,699)	$(5,056)	$535,902
Adjustments to reconcile net income (loss) to
net cash used in operating activities
Deferred income taxes	(5,446)	-	(203,552)
Dividends earned on trust account	(602,813)	-	(2,375,955)
Change in operating assets and liabilities:
Prepaid expenses	19,489	-	(46,755)
Accounts payable and accrued expenses	(14,417)	(10,684)	101,793
Income taxes payable	(41,456)	-	662,825
Net cash used in operating activities	(753,342)	(15,740)	(1,325,742)

Cash flows from investing activities
Disbursements from trust account	986,545	-	2,504,999
Cash held in trust account	-	-	(67,330,000)
Net cash provided by (used in) investing activities	986,545	-	(64,825,001)

Cash flows from financing activities
Proceeds from public offering	-	-	69,000,000
Proceeds from private placement of warrants	-	-	1,800,000
Proceeds from loans from stockholders	-	-	225,000
Repayment of loans from stockholders	-	-	(225,000)
Proceeds from advances from stockholders	55,926	-	206,991
Repayment of advances from stockholders	(50,944)	-	(199,233)
Proceeds from sale of option	-	-	100
Proceeds from the sale of common stock	-	-	25,000
Payment of offering expenses	-	(11,966)	(3,383,503)
Cash provided by (used in) financing activities	4,982	(11,966)	67,449,355

Net increase (decrease) in cash and cash equivalents	238,185	(27,706)	1,298,612
Cash and cash equivalents, beginning of period	1,060,427	82,739	-
Cash and cash equivalents, end of period	$1,298,612	$55,033	$1,298,612

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$-	$13,775	$9,797
Accrual of deferred underwriting fees	$-	$-	$2,070,000

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2008

Note 1 -- Basis of Presentation

The financial statements at March 31, 2008 and for the periods ended March 31, 2008 and 2007 are unaudited. The condensed financial statements include the accounts of Apex Bioventures Acquisition Corporation (“Apex”) and its wholly owned subsidiary, Apex Acquisition Sub, Inc. (“Acquisition Sub”) (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007 and for the period from June 1, 2006 (inception) through March 31, 2008.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Audited financial statements as of and for the year ended December 31, 2007, prepared in accordance with generally accepted accounting principles, are contained in the Company’s 2007 annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2007 balance sheet included in this report has been derived from the audited financial statements included in said annual report.

Note 2 -- Organization and Business Operations

The Company was incorporated in Delaware on June 1, 2006. The Company was formed to acquire one or more domestic or foreign operating businesses in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. All activities through March 31, 2008 relate to the Company's formation and public offering described below, the search for a suitable business combination and the Dynogen transaction described in Note 5. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company's initial public offering (the “Public Offering”) (as described in Note 4) was declared effective on June 7, 2007. The Company consummated the Public Offering on June 13, 2007 and received net proceeds of approximately $65,300,000, including $1,800,000 of proceeds from the private placement (the “Private Placement”) sale of 1,800,000 insider warrants to the Company’s stockholders prior to the Public Offering (the “Initial Stockholders”). The warrants sold in the Private Placement are identical to the warrants sold in the Public Offering, except that such warrants are non-redeemable and can be exercised on a cashless basis as long as these persons hold such warrants. In addition, subject to certain limited exceptions, none of the warrants purchased by the Initial Stockholders are transferable or salable until six months after the consummation of a business combination.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic or foreign operating businesses in the healthcare industry (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of the underwriters' discounts and commissions as described in Note 4, is being held in a trust account (the “Trust Account”) invested in government securities. The Trust Account will be maintained until the earlier of (i) the consummation of the Company's first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses and other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Our Initial Stockholders have agreed that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our public stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our Initial Stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. However, there can be no assurance that that the Initial Stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with $1,600,000 in dividend income net of taxes payable on such dividends, may be used to pay for business, legal or accounting due diligence on prospective acquisitions, negotiations with prospective targets and satisfaction of closing conditions, and continuing general and administrative expenses.

The Company, after signing a definitive agreement for a Business Combination is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's Initial Stockholders have agreed to vote their 2,156,250 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After the consummation of a Business Combination, these voting agreements will terminate.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account (including dividends, but less amounts reserved or released to us for working capital and net of income taxes payable), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount that was placed in the Trust Fund) has been classified as common stock subject to possible conversion on the accompanying March 31, 2008 balance sheet.

The Company's Second Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. If the Company has not completed a Business Combination by such date, its corporate existence will cease and, subject to stockholder approval, it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 4).

Note 3 -- Summary of Significant Accounting Policies

New Accounting Pronouncements

  The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Net Income (Loss) per Common Share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. The effect of the 8,625,000 outstanding warrants issued in connection with the initial public offering, the 1,800,000 outstanding warrants issued in connection with the private placement and the 450,000 units included in the underwriters purchase option has not been considered in diluted income (loss) per share calculations since the warrants cannot be exercised until the later of the Company's initial Business Combination or June 7, 2008.

Note 4 -- Initial Public Offering & Value of Unit Purchase Option

On June 13, 2007, the Company sold 8,625,000 units (“Units”), including 1,125,000 Units pursuant to the over-allotment option granted to the underwriters, in the Public Offering at a price of $8.00 per Unit. Each Unit consists of one share of the Company's common stock, $0.0001 par value, and one Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a target business and one year from the effective date of the registration statement for the Public Offering and expiring four years from such effective date, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 90 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

In connection with the Public Offering, the Company paid Lazard Capital Markets LLC and Ladenburg Thalmann & Co. Inc., the underwriters of the Public Offering, underwriting discounts and commissions of 7% of the gross proceeds of the Public Offering, of which 3% of the gross proceeds ($2,070,000) are held in the Trust Account and payable only upon the consummation of a Business Combination. If a Business Combination is approved and completed, Public Stockholders who voted against the combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred underwriters' discounts and commissions.

Each of the common stock and Warrants began separate trading on June 20, 2007.

Simultaneously with the consummation of the Public Offering, the Initial Stockholders purchased 1,800,000 warrants (“Private Placement Warrants”) at a purchase price of $1.00 per warrant, in a private placement. The proceeds of $1,800,000 were placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering except that such Private Placement Warrants are non-redeemable and are exercisable on a cashless basis as long as they are still held by the initial purchasers. The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them (other than to certain permitted transferees who agree to be similarly bound), until six months after the completion of a Business Combination.

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

The volatility calculation of 43% is based on the actual volatilities of other similarly situated blank check companies. Because the Company did not have a trading history at the time of the issuance of the option, the Company needed to estimate the potential volatility of its unit price, which will depend on a number of factors which could not be ascertained at that time. Although an expected life of five years was taken into account for the purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders, the option will become worthless.

Note 5 -- Dynogen

On February 5, 2008, Apex and Acquisition Sub entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dynogen Pharmaceuticals, Inc., a Delaware corporation (“Dynogen”) and Kate Bingham and Michael Bigham, acting jointly as representatives of the Company Holders (defined in the Merger Agreement to refer collectively to the holders of Dynogen capital stock, options, warrants and other securities), pursuant to which Acquisition Sub would merge with and into Dynogen and Dynogen would become a wholly-owned subsidiary of Apex (the “Merger”).

On April 16, 2008, Apex, Acquisition Sub and Dynogen entered into a Termination and Release Agreement (the “Termination Agreement”) to mutually terminate the Merger Agreement. Due to current market conditions, particularly those for small capitalization public biotech companies, Apex and Dynogen determined that terminating the merger agreement was in the best interest of both companies and their respective stockholders. Under the terms of the Termination Agreement, the parties agreed to release claims they may have against the other.

Note 6 -- Related Party Transactions

As of March 31, 2008 and December 31, 2007, accounts payable includes $7,758 and $2,776, respectively, due to officers and directors for operating costs incurred on behalf of the Company.

Note 7 - Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2008 consists of the following:

Current:
Federal	$(41,456)
State	-

Total current	(41,456)

Deferred:
Federal	(5,446)
$(46,902)

The tax effect of temporary differences that give rise to the net deferred tax asset at March 31, 2008 is as follows:

Expense deferred for income tax purposes	$259,317
Valuation allowance	(55,765)
$203,552

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore can not conclude that the deferred tax asset is more likely than not recoverable at this time.

Note 8 -- Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Note 9 -- Reserved Common Stock

At March 31, 2008, 11,325,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ purchase option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

Overview

We were formed on June 1, 2006 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the healthcare industry. Until the closing of our initial public offering on June 13, 2007 (“Public Offering”), all of our activity related to our formation and our Public Offering. We intend to use cash derived from the net proceeds of our initial public offering, together with any additional financing arrangements that we undertake, to effect a business combination.

Apex Acquisition Sub, Inc. is a Delaware corporation and a wholly-owned subsidiary of Apex (“Acquisition Sub”). Acquisition Sub was formed for the purpose of effecting the proposed merger with Dynogen and has engaged in no other business activities or operations since its formation.

Results of Operations

The Company's net loss of $108,699 for the three months ended March 31, 2008 consisted of formation and operating costs of $766,734, offset by dividend and interest income of $611,133. During the same three month period, we recorded a benefit for income taxes in the amount of $46,902. For the three months ended March 31, 2007, the Company incurred a net loss of $5,056, consisting of formation and operating costs of $5,565 offset by dividend and interest income of $509.

The net income of $535,902 for the period from June 1, 2006 (date of inception) to March 31, 2008 consisted of formation and operating costs of $1,401,938, offset by dividend and interest income of $2,397,913 and a provision for income taxes of $460,073.

Operating costs during the three month period ending March 31, 2008 included $380,400 in expenses related to due diligence associated with the recently terminated merger with Dynogen. In addition, $150,000 of legal expenses, associated with the potential merger, were incurred. Operating costs in the near term are expected to be significantly below the first quarter until we identify a new merger target and begin the due diligence process.

Liquidity and Capital Resources

We will likely use all or substantially all of the net proceeds of the Public Offering and private placement that occurred immediately prior thereto held outside the trust account and the up to $1,600,000 of dividend income (net of income taxes payable thereon) available to us for working capital to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. We believe the funds currently available to us outside of the trust account, together with the balance of dividend income, net of income taxes on such dividends, to be released to us for working capital requirements will be sufficient to allow us to operate for at least the next three months. We may need to raise additional funds through a private offering of debt or equity securities if such funds are not adequate to consummate a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity. See Note 4 to the financial statements for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills having a maturity of 180 days or less. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our December 31, 2007 annual report on Form 10-K as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.

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

APEX BIOVENTURES ACQUISITION CORPORATION

May 9, 2008	By:	/s/ Darrell J. Elliott
Darrell J. Elliott
Chief Executive Officer

May 9, 2008	By:	/s/ Gary E. Frashier
Gary E. Frashier
Chief Financial Officer