Form 10-Q
period 2008-06-30
APEX BIOVENTURES ACQUISITION CORP
filed 2008-08-13
CIK 1368613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

There were 10,781,250 shares of the Registrant's common stock issued and outstanding as of August 11, 2008.

Apex Bioventures Acquisition Corporation Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$221,007	$1,060,427
Cash held in trust	65,204,309	65,514,688
Cash held in trust from underwriter	2,070,000	2,070,000
Refundable income taxes	483,454	-
Prepaid expenses	44,620	66,244
Total current assets	$68,023,390	$68,711,359

Deferred income taxes	237,418	198,106
Total assets	$68,260,808	$68,909,465

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$84,969	$126,007
Accounts payable, stockholders	7,521	2,776
Income taxes payable	-	704,281
Due to underwriter	2,070,000	2,070,000
Deferred dividend	129,707	-
Total current liabilities	2,292,197	2,903,064

Common stock subject to conversion (2,587,499 shares at conversion value)	20,208,367	20,208,367

Commitments

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued	-	-
Common Stock, $0.0001 par value; 60,000,000 shares authorized; 10,781,250 shares (which includes 2,587,499 shares subject to possible conversion) issued and outstanding	1,078	1,078
Additional paid-in capital	45,152,355	45,152,355
Income accumulated during the development stage	606,811	644,601
Total stockholders' equity	45,760,244	45,798,034
Total liabilities and stockholders' equity	$68,260,808	$68,909,465

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (June 1, 2006) to
	2008	2007	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Formation and operating costs	$(156,307)	$(78,370)	$(923,041)	$(83,935)	$(1,558,245)
Dividend and interest income	275,878	116,026	887,011	116,535	2,673,791

Income (loss) before provision for income taxes	119,571	37,656	(36,030)	32,600	1,115,546
Provision for income taxes	(48,662)	-	(1,760)	-	(508,735)

Net Income (loss)	$70,909	$37,656	$(37,790)	$32,600	$606,811

Net income (loss) per share - basic and diluted	$0.01	$0.01	$(0.00)	$0.01

Weighted average number of common shares outstanding - basic and diluted	10,781,250	3,767,514	10,781,250	2,966,333

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from June 1, 2006 (Inception) to June 30, 2008

	Common Stock		Additional Paid-in	Income (Deficit) Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Common shares issued on June 27, 2006 at $0.01159 per share	2,156,250	$216	$24,784	$-	$25,000
Net loss	-	-	-	(52,324)	(52,324)
Balances at December 31, 2006	2,156,250	216	24,784	(52,324)	(27,324)

Sale of private placement warrants	-	-	1,800,000	-	1,800,000
Sale of 8,625,000 Units net of underwriters' discount
and offering expenses (includes 2,587,499 shares
subject to conversion)	8,625,000	862	63,535,838	-	63,536,700
Proceeds subject to forfeiture of 2,587,499 shares	-	-	(20,208,367)	-	(20,208,367)
Sale of underwriter option	-	-	100	-	100
Net income	-	-	-	696,925	696,925
Balances at December 31, 2007	10,781,250	1,078	45,152,355	644,601	45,798,034
Unaudited:
Net loss	-	-	-	(37,790)	(37,790)
Balances at June 30, 2008	10,781,250	$1,078	$45,152,355	$606,811	$45,760,244

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,		Period from June 1, 2006 (inception) to
	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$(37,790)	$32,600	$606,811
Adjustments to reconcile net income (loss) to net cash used in operating activities
Deferred income taxes	(39,312)	-	(237,418)
Dividends earned on trust account	(1,006,167)	(115,798)	(2,779,309)
Change in operating assets and liabilities:			-
Prepaid expenses	21,624	(21,658)	(44,620)
Accounts payable and accrued expenses	(41,038)	24,368	75,172
Refundable income taxes	(1,187,735)	-	(483,454)
Deferred dividend	129,707	-	129,707
Net cash used in operating activities	(2,160,711)	(80,488)	(2,733,111)

Cash flows from investing activities
Disbursements from trust account	1,316,546	-	2,835,000
Cash held in trust account	-	(67,330,000)	(67,330,000)
Net cash provided by (used in) investing activities	1,316,546	(67,330,000)	(64,495,000)

Cash flows from financing activities
Proceeds from public offering	-	69,000,000	69,000,000
Proceeds from private placement of warrants	-	1,800,000	1,800,000
Proceeds from loans from stockholders	-	(225,000)	225,000
Repayment of loans from stockholders	-	-	(225,000)
Proceeds from advances from stockholders	89,265	109,348	240,330
Repayment of advances from stockholders	(84,520)	(78,504)	(232,809)
Proceeds from sale of option	-	100	100
Proceeds from the sale of common stock	-	-	25,000
Payment of offering expenses	-	(3,213,396)	(3,383,503)
Net cash provided by financing activities	4,745	67,392,548	67,449,118

Net increase (decrease) in cash and cash equivalents	(839,420)	(17,940)	221,007
Cash and cash equivalents, beginning of period	1,060,427	82,739	-
Cash and cash equivalents, end of period	$221,007	$64,799	$221,007

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$-	$49,797	$9,797
Accrual of deferred underwriting fees	$-	$2,070,000	$2,070,000

Supplemental schedule of cash paid for:
Interest	$-	$-	$-
Income taxes	$1,235,000	$800	$1,235,800

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008

Note 1 -- Basis of Presentation

The financial statements at June 30, 2008 and for the periods ended June 30, 2008 and 2007 are unaudited. The condensed financial statements include the accounts of Apex Bioventures Acquisition Corporation (“Apex”) and its wholly owned subsidiary, Apex Acquisition Sub, Inc. (“Acquisition Sub”) (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007 and for the period from June 1, 2006 (inception) through June 30, 2008 and its cash flows for the six months ended June 30, 2008 and 2007 and for the period from June 1, 2006 (inception) through June 30, 2008.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

Note 2 -- Organization and Business Operations

The Company was incorporated in Delaware on June 1, 2006. The Company was formed to acquire one or more domestic or foreign operating businesses in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. All activities through June 30, 2008 relate to the Company's formation and public offering described below, the search for a suitable business combination and the Dynogen transaction described in Note 5. The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account (including dividends, but less amounts reserved or released to us for working capital and net of income taxes payable), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount that was placed in the Trust Fund) has been classified as common stock subject to possible conversion on the accompanying June 30, 2008 balance sheet. Deferred dividend represents 29.99% of the excess interest and dividends earned on the investments held in the Trust Fund above the $1,600,000 allowable to be released to the Company to fund working capital requirements and income tax obligations.

The Company's Second Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. If the Company has not completed a Business Combination by such date, its corporate existence will cease and, subject to stockholder approval, it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 4). The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 6 -- Related Party Transactions

As of June 30, 2008 and December 31, 2007, accounts payable includes $7,521 and $2,776, respectively, due to officers and directors for operating costs incurred on behalf of the Company.

Note 7 - Income Taxes

The provision for income taxes for the three and six months ended June 30, 2008 consists of the following:

	Three months ended June 30, 2008	Six months ended June 30, 2008
	(Unaudited)	(Unaudited)

Current:
Federal	$62,438	$20,982
State	20,090	20,090

Total current	82,528	41,072
Deferred:
Federal	(22,400)	(27,846)
State	(11,466)	(11,466)

Total deferred	(33,866)	(39,312)

	$48,662	$1,760

The tax effect of temporary differences that give rise to the net deferred tax asset at June 30, 2008 is as follows:

Expenses deferred for income tax purposes	$234,821
Dividends deferred for reporting purposes	55,566
290,387
Valuation allowance	(52,969)

$237,418

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

Note 9 -- Reserved Common Stock

At June 30, 2008, 11,325,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ purchase option.

Note 10 -- Commitments

On July 23, 2008, the Company entered into finders agreements with a third-party. The agreements expire by their terms on April 30, 2009, but are terminable by either party upon 15 days prior written notice. If either the Company or the third-party introduces the other to a potential target with whom such other party consummates a Business Combination, such other party is obligated to pay the introducing party a success fee between 1% and 1.5% of the total value of the transaction. Neither the Company nor the third-party is obligated to pay the other any fee unless a Business Combination is consummated with a referred target.

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

Results of Operations

The Company's net income of $70,909 for the three months ended June 30, 2008 consisted of formation and operating costs of $156,307, offset by dividend and interest income of $275,878. During the same three month period, we recorded a provision for income taxes in the amount of $48,662. For the three months ended June 30, 2007, the Company had net income of $37,656, consisting of formation and operating costs of $78,370 offset by dividend and interest income of $116,026.

The net loss for the six months ended June 30, 2008 amounted to $37,790 and consisted of formation and operating expenses of $923,041, dividend and interest income of $887,011 and a provision for income taxes of $1,760. For the six months ending June 30, 2007, the net income of $32,600 consisted of formation and operating expenses of $83,935 offset by dividend and interest income of $116,535.

The net income of $606,811 for the period from June 1, 2006 (date of inception) to June 30, 2008 consisted of formation and operating costs of $1,558,245, offset by dividend and interest income of $2,673,791 and a provision for income taxes of $508,735.

Operating costs during the six month period ending June 30, 2008 included $395,483 in expenses related to due diligence associated with the recently terminated merger with Dynogen. In addition, $150,000 of legal expenses, associated with the potential merger, were incurred. Operating costs in the near term are expected to be significantly below the first two quarters until we identify a new merger target and begin the due diligence process.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

APEX BIOVENTURES ACQUISITION CORPORATION

August 13, 2008	By:	/s/ Darrell J. Elliott
Darrell J. Elliott
Chief Executive Officer

August 13, 2008	By:	/s/ Gary E. Frashier
Gary E. Frashier
Chief Financial Officer