Form 10-Q
period 2008-09-30
APEX BIOVENTURES ACQUISITION CORP
filed 2008-11-13
CIK 1368613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

There were 10,781,250 shares of the Registrant's common stock issued and outstanding as of November 11, 2008.

Apex Bioventures Acquisition Corporation Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$56,287	$1,060,427
Cash held in trust	65,553,274	65,514,688
Cash held in trust from underwriter	2,070,000	2,070,000
Refundable income taxes	373,180	-
Prepaid expenses	20,656	66,244
Due from stockholders	3,211	-
Total current assets	68,076,608	68,711,359
Deferred income taxes	287,534	198,106
Total assets	$68,364,142	$68,909,465

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$50,464	$126,007
Accounts payable, stockholders	-	2,776
Income taxes payable	-	704,281
Due to underwriter	2,070,000	2,070,000
Deferred Dividend	201,314	-
Total current liabilities	2,321,778	2,903,064

Common stock subject to conversion (2,587,499 shares at conversion value)	20,208,367	20,208,367

Commitments

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued	-	-
Common Stock, $0.0001 par value; 60,000,000 shares authorized;
10,781,250 shares (which includes 2,587,499 shares subject to possible conversion) issued and outstanding	1,078	1,078
Additional paid-in capital	45,152,355	45,152,355
Income accumulated during the development stage	680,564	644,601
Total stockholders' equity	45,833,997	45,798,034
Total liabilities and stockholders' equity	$68,364,142	$68,909,465

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (June 1, 2006) to
	2008	2007	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Formation and operating costs	$(144,146)	$(170,920)	$(1,067,187)	$(254,855)	$(1,702,391)
Dividend and interest income	278,057	875,429	1,165,068	991,964	2,951,848

Income before provision for income taxes	133,911	704,509	97,881	737,109	1,249,457
Provision for income taxes	(60,158)	(293,120)	(61,918)	(293,120)	(568,893)

Net Income	$73,753	$411,389	$35,963	$443,989	$680,564

Net income per share - basic and diluted	$0.01	$0.04	$0.00	$0.08

Weighted average number of common shares outstanding - basic and diluted	10,781,250	10,781,250	10,781,250	5,618,841

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from June 1, 2006 (Inception) to September 30, 2008

	Common Stock		Additional	Income (Deficit) Accumulated During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficiency)
Common shares issued on June 27, 2006 at $0.01159 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss	-	-	-	(52,324)	(52,324)

Balances at December 31, 2006	2,156,250	216	24,784	(52,324)	(27,324)

Sale of private placement warrants	-	-	1,800,000	-	1,800,000

Sale of 8,625,000 Units net of underwritters’ discount and offering expenses (includes 2,587,499 shares subject to conversion)	8,625,000	862	63,535,838	-	63,536,700

Proceeds subject to forfeiture of 2,587,499 shares	-	-	(20,208,367)	-	(20,208,367)

Sale of underwriter option	-	-	100	-	100

Net income	-	-	-	696,925	696,925

Balances at December 31, 2007	10,781,250	1,078	45,152,355	644,601	45,798,034
Unaudited:

Net Income	-	-	-	35,963	35,963

Balances at September 30, 2008	10,781,250	$1,078	$45,152,355	$680,564	$45,833,997

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,		Period from June 1, 2006 (inception) to
	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$35,963	$443,989	$680,564
Adjustments to reconcile net income to
net cash used in operating activities
Deferred income taxes	(89,428)	(88,298)	(287,534)
Dividends earned on trust account	(1,355,132)	(988,232)	(3,128,274)
Change in operating assets and liabilities:			-
Prepaid expenses	45,588	(90,658)	(20,656)
Accounts payable and accrued expenses	(75,543)	77,536	40,667
Refundable income taxes	(1,077,461)	381,418	(373,180)
Deferred Dividend	201,314	-	201,314
Net cash used in operating activities	(2,314,699)	(264,245)	(2,887,099)

Cash flows from investing activities
Disbursements from trust account	1,316,546	709,526	2,835,000
Cash held in trust account	-	(67,330,000)	(67,330,000)
Net cash provided by (used in) investing activities	1,316,546	(66,620,474)	(64,495,000)

Cash flows from financing activities
Proceeds from public offering	-	69,000,000	69,000,000
Proceeds from private placement of warrants	-	1,800,000	1,800,000
Proceeds from loans from stockholders	-	(225,000)	225,000
Repayment of loans from stockholders	-	-	(225,000)
Proceeds from advances from stockholders	130,088	144,119	281,153
Repayment of advances from stockholders	(136,075)	(108,775)	(284,364)
Proceeds from sale of option	-	100	100
Proceeds from the sale of common stock	-	-	25,000
Payment of offering expenses	-	(3,223,396)	(3,383,503)
Net cash (used in) provided by financing activities	(5,987)	67,387,048	67,438,386

Net increase (decrease) in cash and cash equivalents	(1,004,140)	(502,329)	56,287
Cash and cash equivalents, beginning of period	1,060,427	82,739	-
Cash and cash equivalents, end of period	$56,287	$585,068	$56,287

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$-	$39,797	$9,797
Accrual of deferred underwriting fees	$-	$2,070,000	$2,070,000

Supplemental schedule of cash paid for:
Interest	$-	$-	$-
Income taxes	$1,235,000	$800	$1,235,800

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2008
Note 1 — Basis of Presentation

The financial statements at September 30, 2008 and for the periods ended September 30, 2008 and 2007 are unaudited. The condensed financial statements include the accounts of Apex Bioventures Acquisition Corporation (“Apex”) and its wholly owned subsidiary, Apex Acquisition Sub, Inc. (“Acquisition Sub”) (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and 2007 and for the period from June 1, 2006 (inception) through September 30, 2008 and its cash flows for the nine months ended September 30, 2008 and 2007 and for the period from June 1, 2006 (inception) through September 30, 2008.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

Note 2 — Organization and Business Operations

The Company was incorporated in Delaware on June 1, 2006. The Company was formed to acquire one or more domestic or foreign operating businesses in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. All activities through September 30, 2008 relate to the Company's formation and public offering described below and the search for a suitable business combination. The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

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

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic or foreign operating businesses in the healthcare industry (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of the underwriters' discounts and commissions as described in Note 4, is being held in a trust account (the “Trust Account”) invested, as of September 30, 2008, entirely in U.S. Treasury Securities. The Trust Account will be maintained until the earlier of (i) the consummation of the Company's first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses and other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Our Initial Stockholders have agreed that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our public stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our Initial Stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. However, there can be no assurance that that the Initial Stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with $1,600,000 in dividend income net of income taxes payable on such dividends, may be used to pay for business, legal or accounting due diligence on prospective acquisitions, negotiations with prospective targets and satisfaction of closing conditions, and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account (including dividends, but less amounts reserved or released to us for working capital and net of income taxes payable), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount that was placed in the Trust Fund) has been classified as common stock subject to possible conversion on the accompanying September 30, 2008 balance sheet. Deferred interest represents 29.99% of the excess interest and dividends earned on the investments held in the Trust Fund above the $1,600,000 allowable to be released to the Company to fund working capital requirements, net of any income tax obligations.

The Company's Second Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Company is in preliminary discussions with potential targets. If the Company has not entered into a letter of intent, an agreement in principle or a definitive agreement to complete a Business Combination by December 13, 2008, its corporate existence will cease and, subject to stockholder approval, it will dissolve and liquidate for the purposes of winding up its affairs. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 4).

Note 3 — Summary of Significant Accounting Policies

New Accounting Pronouncements
In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

   The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Net Income (Loss) per Common Share

Income per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period. The effect of the 8,625,000 outstanding warrants issued in connection with the initial public offering, the 1,800,000 outstanding warrants issued in connection with the private placement and the 450,000 units included in the underwriters purchase option has not been considered in diluted income per share calculations since the warrants cannot be exercised until the later of the Company's initial Business Combination or June 7, 2008.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note 4 — Initial Public Offering & Value of Unit Purchase Option

On June 13, 2007, the Company sold 8,625,000 units (“Units”), including 1,125,000 Units pursuant to the over-allotment option granted to the underwriters, in the Public Offering at a price of $8.00 per Unit. Each Unit consists of one share of the Company's common stock, $0.0001 par value, and one Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a target business and one year from the effective date of the registration statement for the Public Offering and expiring four years from such effective date. The Warrants will be redeemable at a price of $0.01 per Warrant upon 90 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

Note 5 — Dynogen

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

Note 6 — Related Party Transactions

As of September 30, 2008 and December 31, 2007, amounts due from officers and directors and amounts due to officers and directors for operating costs incurred on behalf of the Company, were $3,211 and $2,776, respectively.

Note 7 - Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2008 consists of the following:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
	(Unaudited)	(Unaudited)

Current:
Federal	$85,856	$106,838
State	24,418	44,508

Total current	110,274	151,346
Deferred:
Federal	(43,786)	(71,632)
State	(6,330)	(17,796)

Total deferred	(50,116)	(89,428)

	$60,158	$61,918

The tax effect of temporary differences that give rise to the net deferred tax asset at September 30, 2008 is as follows:

Expenses deferred for income tax purposes	$260,349
Interest and dividends deferred for reporting purposes	86,243
346,592
Valuation allowance	(59,058)

$287,534

 The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore can not conclude that the deferred tax asset is more likely than not recoverable at this time.

Note 8 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Note 9 — Reserved Common Stock

At September 30, 2008, 11,325,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ purchase option.

Note 10 — Commitments

 On July 23, 2008, the Company entered into finders agreements with a third-party. The agreements expire by their terms on April 30, 2009, but are terminable by either party upon 15 days prior written notice. If either the Company or the third-party introduces the other to a potential target with whom such other party consummates a Business Combination, such other third-party is obligated to pay the introducing party a success fee between 1% and 1.5% of the total value of the transaction. Neither the Company nor the third-party is obligated to pay the other any fee unless a Business Combination is consummated with a referred target. In addition, the Company entered into two separate finders agreements with third parties as of October 30, 2008 and November 3, 2008, respectively. The agreements both expire by their terms on December 13, 2008, but are terminable by either party upon 10 days prior written notice. If either third-party introduces the Company to a potential target with whom the Company consummates a Business Combination, the Company is obligated to pay such introducing third-party a success fee equal to 0.5% of the total value of the transaction. The Company is not obligated to pay any fee unless a Business Combination is consummated with a referred target.

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

Apex Acquisition Sub, Inc. is a Delaware corporation and a wholly-owned subsidiary of Apex (“Acquisition Sub”). Acquisition Sub was formed for the purpose of effecting a Business Combination and has engaged in no other business activities or operations since its formation.

Results of Operations

The Company's net income of $73,753 for the three months ended September 30, 2008 consisted of formation and operating costs of $144,146 offset by dividend and interest income of $278,057. During the same three month period, we recorded a provision for income taxes in the amount of $60,158. For the three months ended September 30, 2007, the Company had net income of $411,389, consisting of formation and operating costs of $170,920, dividend and interest income of $875,429 and a provision for income taxes of $293,120. Net income during the three months ended September 30, 2008 was lower than the prior year's quarter primarily due to reduced interest income resulting from lower interest rates on investment balances.

The net income for the nine months ended September 30, 2008 amounted to $35,963 and consisted of formation and operating costs of $1,067,187, dividend and interest income of $1,165,068 and a provision for income taxes of $61,918. For the nine months ending September 30, 2007, the net income of $443,989 consisted of formation and operating costs of $254,855, dividend and interest income of $991,964 and a provision for income taxes of $293,120.

The net income of $680,564 for the period from June 1, 2006 (date of inception) to September 30, 2008 consisted of formation and operating costs of $1,702,391, dividend and interest income of $2,951,848 and a provision for income taxes of $568,893.

Operating costs during the nine month period ending September 30, 2008 included $395,483 in expenses related to due diligence associated with the terminated merger with Dynogen. In addition, $150,000 of legal expenses, associated with the potential merger, were incurred.

Liquidity and Capital Resources

We will likely use all or substantially all of the net proceeds of the Public Offering and private placement that occurred immediately prior thereto held outside the trust account and the up to $1,600,000 of dividend income (net of income taxes payable thereon) available to us for working capital to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Certain of our Directors (or, in some cases, affiliates of our Directors) will provide additional working capital funding on an as-needed basis on terms to be agreed upon by the Board of Directors. We believe the funds currently available to us outside of the trust account, plus the advances from Directors, will be sufficient to allow us to operate through the end of 2008 and to consummate a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

APEX BIOVENTURES ACQUISITION CORPORATION

November 13, 2008	By:	/s/ Darrell J. Elliott

Darrell J. Elliott
Chief Executive Officer

November 13, 2008	By:	/s/ Gary E. Frashier
Gary E. Frashier

Chief Financial Officer