Form 10-K
period 2008-12-31
APEX BIOVENTURES ACQUISITION CORP
filed 2009-03-30
CIK 1368613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from_______________to_______________

Commission file number: 001-33516

Apex Bioventures Acquisition Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4997725 (I.R.S. Employer Identification No.)
18 Farm Lane Hillsborough, California (Address of principal executive offices)	94010 (Zip Code)

Registrant’s telephone number, including area code (650) 344-3029

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 Par Value Per Share	NYSE Amex
Common Stock Purchase Warrants	NYSE Amex
Units consisting of one share of Common Stock and one Warrant	NYSE Amex

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2008 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE Amex, was approximately $64,546,300. As of March 23, 2009, there were 10,781,250 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

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

PART I

Item 1    BUSINESS

Introduction

Apex Bioventures Acquisition Corporation (the “Company”, “Apex”, “we”, or “us”) is a blank check company organized under the laws of the State of Delaware on June 1, 2006. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business in the healthcare industry, which may or may not constitute a business combination for accounting purposes (a “business combination”). To date, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination.  As of the date of this filing, we have not acquired any business operations and we have no operations generating revenue.  On March 4, 2009, our Board of Directors determined that the Company will not consummate a business combination within the time frame required by our Second Amended and Restated Certificate of Incorporation and accordingly, approved the dissolution and liquidation of the Company, subject to approval by the Company’s stockholders.

Our executive offices are located at 18 Farm Lane, Hillsborough California, 94010, and our telephone number at that location is (650) 344-3029. We do not currently have a website and consequently do not make available materials we file with or furnish to the Securities and Exchange Commission. We will provide electronic or paper copies of such materials free of charge upon request.

Recent Developments

The registration statement for our initial public offering (the “Public Offering”) was declared effective June 7, 2007. We consummated the Public Offering on June 13, 2007 and received net proceeds of approximately $65,300,000, including $1,800,000 of proceeds from the private placement (the “Private Placement”) sale of 1,800,000 insider warrants to our stockholders prior to the Public Offering (our “Initial Stockholders”).   On June 8, 2007, our units commenced trading on the NYSE Amex (formerly the American Stock Exchange) under the symbol “PEX.U”. On June 20, 2007, our common stock and warrants commenced trading separately on the NYSE Amex under the symbols “PEX” and “PEX.WS”, respectively.  The net proceeds of $65,300,000 (plus an additional $2,070,000 attributable to a deferred underwriters’ discount) were placed in a trust account (the “Trust Account”) to be used in connection with a business combination or to be returned to the Company’s public stockholders if a business combination was not completed within the time frame set forth in our Second Amended and Restated Certificate of Incorporation.    Our Second Amended and Restated Certificate of Incorporation provides that we will continue in existence only until 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if a letter of intent or definitive agreement has been executed within 18 months after the consummation of the Public Offering. If we do not complete a business combination by such date, our corporate existence will cease and we will dissolve and liquidate for the purposes of winding up our affairs.

The remaining net proceeds (not held in the Trust Account), along with up to $1,600,000 in interest income net of taxes payable on such interest, have been used to pay for business, legal, and accounting due diligence on prospective acquisitions, continuing general and administrative expenses, and negotiation of potential business combinations. As of February 28, 2009, the amount held in the Trust Account, including $2,070,000 of underwriters’ deferred discounts and commissions was approximately $67,674,226.

The placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we have sought, and will continue to seek, to have all vendors, prospective target businesses and other entities we engage, execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that all parties with which we do business will execute such agreements. Our Initial Stockholders have agreed that they will be liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our public stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our Initial Stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. We cannot assure you, however, that the Initial Stockholders will be able to satisfy those obligations.

Our Activities since Completion of our Initial Public Offering

Since our Public Offering we have not been, and as of December 31, 2008, we were not, engaged in any substantive commercial business. Instead, our sole activities have related to the search for a suitable business combination. Following our Public Offering, target business candidates were brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, consultants and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors, as well as their affiliates, were also sources of target business candidates. In evaluating potential target companies, our Board of Directors considered a wide variety of factors in addition to those listed above.

In furtherance of its corporate purpose, on February 5, 2008, the Company entered into a merger agreement with Dynogen Pharmaceuticals, Inc., or Dynogen, and certain other parties named therein.  However, the Company and Dynogen mutually agreed to terminate the merger on April 16, 2008 due to then-current market conditions, particularly those for small capitalization public biotech companies, and the Company resumed its search for a suitable business combination.  The Company entered into a second non-binding letter of intent on December 13, 2008 (which extended the Company’s deadline to complete a business combination to June 13, 2009) and continued its search for suitable business combinations, entering into two additional non-binding letters of intent on January 28, 2009 and February 9, 2009.  The Company and its legal counsel pursued due diligence and drafted definitive agreements with respect to each of these three target companies, but subsequently determined, for various reasons, not to proceed with a definitive agreement with any of these targets.

Board Approves Liquidation and Dissolution

In light of current market conditions and the limited time frame the Company has to complete a business combination, on March 4, 2009, after careful consideration, the Company’s Board of Directors determined that the Company would not be able to consummate a business combination on or before June 13, 2009 and, as required by our Second Amended and Restated Certificate of Incorporation, approved the dissolution and liquidation of Apex.  In accordance with the Second Amended and Restated Certificate of Incorporation, the Board of Directors must now submit a plan of liquidation to our stockholders for their approval.  Accordingly, subject to stockholder approval, the Company will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest (net of taxes payable), plus any remaining net assets. Upon liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the per share price in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering). The Initial Stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our Public Offering. There will be no distribution from the Trust Account with respect to our warrants, which will expire worthless.

If we were to expend all of the net proceeds of the Public Offering, other than the proceeds deposited in the Trust Account, and without taking into account interest earned on the Trust Account, the initial per-share liquidation price would be $7.81, or $0.19 less than the Public Offering per unit price of $8.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per share liquidation price will not be less than $7.81 plus interest (net of taxes payable, which taxes, if any, shall be paid from the Trust Account), due to claims of creditors. Although we have sought (and will continue to seek) to have all vendors, prospective target businesses and other entities we engage, execute agreements waiving any rights, title, interest or claim of any kind in or to monies held in the Trust Account there is no guarantee that all parties with which we do business will execute such agreements. Our Initial Stockholders have agreed pursuant to agreements with us and Lazard Capital Markets LLC and Ladenburg Thalmann & Co., Inc., the underwriters of the Public Offering, that they will be liable on a joint and several basis, to cover claims made by such third parties against the Trust Account. But only if and to the extent, the claims reduce the amounts available for payment to our public stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered or products sold to us or by a prospective acquisition target. However, our Initial Stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. We cannot assure you, however, that they would be able to satisfy those obligations.

Upon notice from us, the trustee of the Trust Account will commence liquidating the investments constituting the Trust Account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.   We will provide such notice promptly after receiving stockholder approval for the dissolution and liquidation.

Employees

As of December 31, 2008, we had three non-employee officers, all of whom are also members of our Board of Directors, and no employees. These individuals are not remunerated for their services as officers, are not obligated to contribute any specific number of hours per week and devote only as much time as they deem necessary to our affairs. The amount of time they devote will vary from time to time based on our activities and then current circumstances. We have not and do not intend to have any full time employees.

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

Item 1A.   RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, which refer to our business and operations as of December 31, 2008, together with the other information contained in this annual report on Form 10-K before making a decision to invest in our securities. If any of the events described herein occur, our business, financial conditions, and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

RISKS ASSOCIATED WITH OUR POTENTIAL BUSINESS

Our Board of Directors has announced its approval of our liquidation and dissolution. Subject to stockholder approval, we will liquidate and distribute our assets to our public stockholders.

On March 4, 2009, our Board of Directors approved the liquidation and dissolution of the Company and approved the submission of a plan of liquidation to our stockholders for their approval.  Subject to such stockholder approval, we will cease our corporate existence and distribute any remaining assets to our public stockholders.

Under Delaware law, our dissolution requires the approval of the holders of a majority of our outstanding stock, without which we will not be able to dissolve and liquidate and distribute our assets to our public stockholders.

Our Board of Directors has determined we will not effect a business combination by June 13, 2009, and accordingly, we will promptly initiate procedures for our dissolution and the distribution of our assets, including the funds held in the Trust Account, to our public stockholders. We will seek stockholder approval for our dissolution and plan for the distribution of our assets. Upon the approval by our stockholders of our dissolution and plan for the distribution of our assets, we will liquidate our assets, including the Trust Account, and after reserving amounts sufficient to cover our liabilities and obligations and the costs of dissolution and liquidation, distribute those assets solely to our public stockholders. However, soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with, and could be subject to the review of, the SEC. This process could take up to several months. As a result, the distribution of our assets to the public stockholders could be subject to a considerable delay. Furthermore, we may need to postpone the stockholders meeting, re-solicit our stockholders, or amend our plan for the distribution of our assets to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and we will not be able to distribute funds from our Trust Account to our public stockholders and these funds will not be available for any other corporate purpose. In that event, we will continue to pursue stockholder approval for our dissolution. We cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific timeframe for our dissolution and the distribution of our assets. If our stockholders do not approve a plan of dissolution and distribution and the funds remain in the Trust Account for an indeterminate amount of time, we may be considered to be an investment company.

As a result of being forced to liquidate before a business combination, our public stockholders will receive less than the $8.00 per unit Public Offering price upon distribution of the Trust Account and our warrants will expire worthless.

Because we have been unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $8.00 because of the expenses of our Public Offering, our general and administrative expenses and the costs of seeking a business combination after our Public Offering.  Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless upon our liquidation.

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

The NYSE Amex may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Amex, a national securities exchange.  On February 10, 2009, we received a deficiency notice from the NYSE Amex indicating that we did not hold an annual meeting of stockholders in 2008 and therefore, were not in compliance with its continued listing requirements.  The notice stated that we may be subject to delisting if we did not submit a plan for compliance within a specified time period.  Because our Board of Directors approved our liquidation and dissolution, the NYSE Amex advised us that we would not need to submit a plan of compliance.  However, on March 6, 2009, following announcement of our Board of Directors’ determination to seek dissolution and liquidation, the NYSE Amex halted trading of our warrants as they are expected to expire worthless.  We cannot assure you that our securities will continue to be listed on the NYSE Amex in the future.

If the NYSE Amex de-lists our securities from trading on its exchange and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board, or “pink sheets”. As a result, we could face significant material adverse consequences including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”. Since we are listed on the NYSE Amex, our securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies generally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

In connection with the dissolution, our stock transfer books will close, after which it may not be possible for stockholders to trade in, or transfer, our stock.

In connection with the dissolution, we intend to delist our common stock, warrants and units from the NYSE Amex, close our stock transfer books and discontinue recording transfers of our common stock at which time our common stock, warrants and units and certificates evidencing such securities will not be assignable or transferable on our books except by will, intestate succession or operation of law.

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

Stockholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us.

As a result of our liquidation, for United States federal income tax purposes, stockholders will recognize gain or loss equal to the difference between (i) the sum of the amount of cash distributed to them and the aggregate fair market value at the time of distribution of any property distributed to them (including transfers of assets to a liquidating trust), and (ii) their tax basis in their shares of our capital stock. Any loss may generally be recognized only when the final distribution has been received from us.

Item 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2    PROPERTIES

We presently occupy office space at 18 Farm Lane, Hillsborough, California 94010 provided by Apex Bioventures, LLC, an affiliate of K. Michael Forrest, our President and one of our directors. Such affiliate has agreed that, until we complete a business combination, it will make office space, as well as certain office and secretarial services, available to us as we may require from time to time. We do not currently make any payments for the use of such office space.

We consider our office space adequate for our current operations.

Item 3    LEGAL PROCEEDINGS

The Company is not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any party against the Company or any of its officers and directors.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securityholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since June 8, 2007, our units, and after their split on June 20, 2007, our shares of common stock and warrants, have all traded on the NYSE Amex (formerly the American Stock Exchange) under the symbols “PEX.U”, “PEX,” and “PEX.WS”, respectively. Prior to June 8, 2007, there was no established public trading market for our common stock.  On March 6, 2009, following announcement of our Board of Directors’ determination to seek dissolution and liquidation, the NYSE Alternext halted trading of our warrants as they are expected to expire worthless.

The closing high and low sales prices of our units, common stock, and warrants as reported by the NYSE Amex, for the quarters indicated are as follows:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007:
Second Quarter	$7.23	$7.20	$0.84	$0.80	$8.09	$8.02
Third Quarter	$7.36	$7.15	$0.88	$0.55	$8.20	$7.84
Fourth Quarter	$7.38	$7.20	$0.65	$0.51	$7.90	$7.78

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2008:
First Quarter	$7.53	$7.25	$0.65	$0.22	$7.89	$7.73
Second Quarter	$7.50	$7.27	$0.25	$0.10	$7.73	$7.45
Third Quarter	$7.59	$7.40	$0.15	$0.06	$7.81	$7.36
Fourth Quarter	$7.50	$7.10	$0.10	$0.00	$7.70	$6.80

As of March 23, 2009, there was one holder of record for our units, and there were 11 stockholders of record of our common stock and 10 holders of record of our warrants. Such numbers do not include beneficial owners holding shares or warrants through nominee names.

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to our dissolution and liquidation.

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

Of the net proceeds from the Public Offering and the Private Placement, $67,330,000 (including $2,070,000 attributable to the deferred underwriters’ discounts and commissions) has been placed in a Trust Account at J.P. Morgan Chase N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested by Morgan Stanley. Except for up to $1,600,000 interest income released to us, net of income taxes, the proceeds held in the Trust Account will not be released until our dissolution, at which point the remaining proceeds will be distributed to our public stockholders.   As of December 31, 2008 we had withdrawn all of the $1,600,000 interest income for working capital requirements.

To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the Trust Account and interest income, net of income taxes, of $1,600,000 of the interest earned, net of taxes payable on such interest, that will be released to us from the trust account, our officers and directors will not be reimbursed for such expenses.

The net proceeds of the Public Offering which are held in the Trust Account are invested only in United States “government securities,” defined as any Treasury Bills issued by the United States having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended so that we are not deemed to be an investment company under the Investment Company Act of 1940. Interest income, net of taxes payable on such interest, of $1,600,000 is releasable to us from the trust account to fund our working capital requirements. The funds available to us outside of the Trust Account, together with interest income, net of income taxes on such interest, to be released to us for working capital requirements, were insufficient to allow us to operate and accordingly, each of our Initial Stockholders provided advances to us in November 2008.

No compensation of any kind, including finder’s and consulting fees, will be paid to any of our directors, officers or Initial Stockholders or any of their affiliates, other than payments of approximately $1,667 per month (assuming two days work per week) to Lauren Elliott, the daughter of Darrell J. Elliott, our Chairman and Chief Executive Officer, for administrative services. However, our directors and officers have and will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as participating in the offering process, identifying potential target businesses, performing due diligence on suitable business combinations and dissolving and liquidating the Company.

Because a business combination has not occurred in the time required by our Second Amended and Restated Certificate of Incorporation, a public stockholder will be entitled to receive funds from the trust account only upon our dissolution. In no other circumstances will a public stockholder have any right or interest of any kind to or in the Trust Account.  Our Initial Stockholders, including our officers and directors (or their affiliates), will be entitled to receive distributions of our assets, including funds from the Trust Account, solely with respect to any shares of common stock which they purchased in or following the Public Offering.

Item 6    SELECTED FINANCIAL DATA

Not applicable as the Company is a smaller reporting company.

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

Results of Operations

Our net loss of $61,205 for the year ended December 31, 2008 consisted of formation and operating costs of $1,223,452 offset by dividend and interest income of $1,174,027. For the year ended December 31, 2008 we recorded a provision for income taxes in the amount of $11,780.  Formation and operating costs consisted primarily of professional and consulting fees, travel, franchise taxes and insurances, and merger related expenses.  Due diligence related expense for Dynogen of $395,000, with an additional $150,000 for legal expenses, were incurred, primarily, during the first quarter of 2008. Due diligence expenses associated with other potential acquisitions were incurred throughout 2008.  Dividend and interest income was approximately $612,000 lower in 2008, compared with 2007, due to lower interest rates on investments held in trust.

Our net income of $696,925 for the year ended December 31, 2007 consisted of formation and operating costs of $581,816, offset by dividend and interest income of $1,785,716. For the year ended December 31, 2007 we recorded a provision for income taxes in the amount of $506,975. Formation and Operating Costs consisted primarily of consulting fees, travel and franchise taxes. There were no major merger-related costs incurred in 2007.

The net income of $583,396 for the period from June 1, 2006 (date of inception) to December 31, 2008 consisted of formation and operating costs of $1,858,656, offset by dividend and interest income of $2,960,807 and a provision for income taxes of $518,755.

Liquidity and Capital Resources

Our net proceeds from the sale of our units, including $1,800,000 of proceeds from the Private Placement sale of 1,800,000 warrants to our Initial Stockholders were approximately $65,300,000. Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of the underwriters’ deferred discounts and commissions, were placed in trust with the remaining funds being held outside of the trust. The remaining proceeds available have been and will be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We have used all or substantially all of the net proceeds of the Public Offering and Private Placement held outside the trust account and the up to $1,600,000 of interest income (net of income taxes payable thereon) available to us for working capital to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

In November, 2008, the Company issued promissory notes for $170,000 to our Initial Stockholders, of which $78,284 was received as of December 31, 2008, to provide ongoing working capital. The remaining balance of the notes was received during the first quarter of 2009.  We believe the funds available to us outside of the Trust Account ($52,844 as of December 31, 2008), and the remaining proceeds from the notes by the Initial Stockholders, will be sufficient to allow us to consummate the liquidation and distribution process.

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

Not applicable as the Company is a smaller reporting company.

Item 8    Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting.

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008 and concluded that it is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

Not applicable.

PART III

Item 10 .    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of March 23, 2009, our Board of Directors, or the Board, consisted of eight directors.  Set forth below are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Each director is elected to serve until our next annual meeting of stockholders or the sooner of his resignation or the date when his successor is duly appointed and qualified.

Name	Age	Position

Darrell J. Elliott	62	Chairman, Chief Executive Officer and Director
K. Michael Forrest	65	President, Chief Operating Officer and Director
Gary E. Frashier	72	Chief Financial Officer, Executive Vice President, Secretary and Director
Robert J. Easton (1)(2)	64	Director
John J. Chandler (1)	67	Director
Nancy T. Chang (2)	59	Director
Anthony J. Sinskey (2)	69	Director
Robert L. Van Nostrand (1)	51	Director

 (1) Member of our Audit Committee
(2) Member of our Nominating and Governance Committee

Darrell Elliott currently serves as our Chairman and Chief Executive Officer.  Additionally, he has served as one of our directors since inception.  Mr. Elliott is currently Chief Executive Officer and President of Isuma Strategies Inc., a strategic consulting firm for private equity in the biopharma industry.  From October 2007 to December 2008, Mr. Elliott, through his affiliation with Isuma Strategies Inc., provided service as an interim Chief Executive Officer to Virexx Medical Corp., a Canadian biotech company.  Mr. Elliott also served as Chairman of Virexx Medical Corp.  From August 1999 to March 2006, he served as Senior Vice President and Managing Director of MDS Capital Corp., President of MDS Ventures Pacific Inc., Chairman and Chief Executive Officer of British Columbia Medical Innovations Fund and Vice President of Canadian Medical Discoveries Fund, all of which were associated but independent venture capital firms investing in the North American healthcare industry.  From December 1989 to March 1999 (with a four month’s hiatus in 1993 while the Fund was reorganized), he was a Regional Vice President of Royal Bank Capital Corp., a broad-based venture capital firm, and was founding Managing Director of its North American healthcare investing practice.  Mr. Elliott currently serves as a director of several private and public companies in the U.S. and Canada, including Agrisoma Biosciences Inc., Aderis Inc., Isuma Strategies Inc., Discovery Parks Holdings Ltd., SMC Ventures, Inc., Calyx Bio-Ventures Inc., Auricle BioMedical Corporation and Transformative Ventures Ltd.  Mr. Elliott holds a B.A. (Hons) Economics from University of South Africa in Pretoria.

K. Michael Forrest is currently our president and chief operating officer and has served as one of our directors since our inception.  Mr. Forrest is also currently Chairman of Apex Bioventures, LLC, an investment and consulting company focusing on emerging companies in the healthcare industry.  Mr. Forrest has over 35 years of experience in the biotechnology and pharmaceutical industries.  From March 2007 through March 2008, Mr. Forrest served as Interim Chief Executive Officer of AVI BioPharma, Inc. (NASDAQ: AVII), a biotech and pharmaceutical company focusing on treatments for Duchenne Muscular Dystrophy, cardiovascular restenosis, and viral infections, including Ebola virus and Marburg virus, for which he also serves on the board of directors.  From November 1996 to January 2005, Mr. Forrest was President and Chief Executive Officer of Cellegy Pharmaceuticals, Inc., a specialty pharma company developing and marketing products in the areas of gastroenterology, women’s health and sexual dysfunction.  From November 1994 to December 1995, Mr. Forrest was President and Chief Executive Officer of Mercator Genetics, Inc., a genomics company.  From March 1991 to June 1994, Mr. Forrest was President and Chief Executive Officer of Transkaryotic Therapies, Inc., a biotechnology company subsequently acquired by Shire plc.  From June 1968 to September 1980, Mr. Forrest occupied various senior management and marketing positions with Pfizer Inc. (NYSE: PFE), and from October 1980 to March 1991, was with American Cyanamid Company where he served as Vice President (Worldwide), Planning and Commercial Development for the company’s Medical Group, which included pharmaceuticals, medical devices and OTC products, and as Vice President of Lederle Laboratories and Vice President of Lederle International.  Mr. Forrest also serves on the board of directors of Tekmira Pharmaceuticals Corporation, a Canadian biotech and pharmaceutical company focusing on cancer therapeutics.  He holds a B.S. in Business Administration, from Georgetown University.

Gary E. Frashier serves as our Chief Financial Officer, Secretary and as an Executive Vice President. Additionally, he has served as one of our directors since our inception. Mr. Frashier is also President and Principal of Management Associates, a private firm that provides strategic consulting services to entrepreneurial companies in the life sciences field.  From 1990 to 2000, Mr. Frashier held various executive officer positions, including President, Chief Executive Officer, and Chairman, at OSI Pharmaceuticals, Inc. (NASDAQ: OSIP), a biotechnology company focusing on cancer, eye disease and diabetes therapeutics. After retiring as Chairman of the Board in 2000 and through the present, Mr. Frashier continues to serve as a strategic consultant to OSI. From 1987 to 1990, Mr. Frashier served as Chief Executive Officer of Genex Corporation, a protein engineering company. From 1984 to 1987, Mr. Frashier served as the Chief Executive Officer of Continental Water Systems, Inc., a company which manufactured equipment to produce ultra-pure water for the pharmaceutical, biotechnology and micro-electronics industries. From 1980 to 1984, Mr. Frashier was Executive Vice President of Millipore Corporation (NYSE: MIL) and also served as President of Waters Associates, Inc., a manufacturing company specializing in liquid chromatography products, which was a subsidiary of Millipore. At Millipore, Mr. Frashier also served as President, International Operations. Mr. Frashier currently is Executive Chairman and a director of America Stem Cell, Inc.  Mr. Frashier serves on the board of directors of Tekmira Pharmaceuticals Corporation, a Canadian public company, Alseres Pharmaceuticals, Inc., a public biotechnology company and Achillion Pharmaceuticals, Inc.  Mr. Frashier was selected as the Long Island “Businessman of the Year” in 1993, by the Wharton Club. He is a registered professional engineer in chemical engineering, a member of the Society of Sloan Fellows (MIT) and a former member of the Young President’s Organization. Mr. Frashier has a B.S. in Chemical Engineering from Texas Tech University, where he was subsequently honored as a “Distinguished Engineer,” and an M.S. degree in Management (MBA) from the Massachusetts Institute of Technology, where he was selected as an Alfred P. Sloan Fellow in Management.

Robert J. Easton is currently one of our directors and has over twenty-five years of experience in management consulting to the healthcare industry.  Since May 2008, Mr. Easton has been consulting to medical companies and investors as Chairman of Scisive Consulting LP.  From October 2006 to April 2008, Mr. Easton was primarily devoted to the formation of and acquisition search for Apex.  From May 2000 to October 2006, Mr. Easton was Chairman of Easton Associates, LLC.  From May 1996 to May 2000, Mr. Easton was Managing Director of IBM Healthcare Consulting.  Mr. Easton also co-founded The Wilkerson Group, where he was Vice-President, from January 1986 until June 1991, President from June 1991 until June 1994, and Managing Director from June 1994 until May 1996.  From 1988 to 1990, Mr. Easton was President of the Biomedical Marketing Association.  From 1995 to 2008 he was been a Director of CollaGenex Pharmaceuticals, Inc., a specialty pharmaceutical company.  From 2002 to present he has been a Director of Cepheid, Inc., a molecular diagnostics company.  He recently joined the Board of the New York Biotechnology Association and has been Chairman of Gilda’s Club of New York City, a non-profit cancer charity, since 2004.  Mr. Easton received an M.B.A. from Harvard Graduate School of Business Administration and a B.S. in Chemical Engineering from Rice University.

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

Nancy T. Chang, Ph.D. has served as one of our directors since inception.  Dr. Chang joined OrbiMed Advisors in 2007, and is the Chairman and Sr. Managing Director for Asia.  From 2006 to 2007, Dr. Chang served as Chairman of Tanox Inc., a biotech and pharmaceutical company focusing on the development of biotherapeutics for the treatment of immune-mediated diseases, inflammation, infectious disease and cancer. Dr. Chang co-founded Tanox, Inc. in 1986 and served as President and Chief Executive Officer until 2006. Dr. Chang was Chairman of the Federal Reserve Board of Directors in Houston, Texas in 2008. From 1982 to 1986, Dr. Chang worked in research management at Centocor, Inc., a biological company which is now part of Johnson & Johnson, and served as Director of Research. From 1986 to 1991, Dr. Chang was Associate Professor of Virology at Baylor College of Medicine. Dr. Chang currently serves as a director of Charles River Laboratories International, Inc., a public biotechnology company, as well as serving on the boards of several private biotechnology companies. Dr. Chang received a Ph.D. in biological chemistry from Harvard University. She did her postdoctoral research at the Roche Institute of Molecular Biology.

Anthony J. Sinskey, Sc.D. has served as one of our directors since inception. He is currently Professor of Microbiology at the Massachusetts Institute of Technology and Professor of Health Sciences and Technology at the Harvard-MIT Division of Health Sciences & Technology. Dr. Sinskey also holds positions as Co-Director of the Malaysia-MIT Biotechnology Partnership Program and as Co-Director of the Center for Biomedical Innovation.  Dr. Sinskey has been a co-founder of several biotechnology companies, including Metabolix Inc. (NASDAQ: MBLX), Merrimack Pharmaceuticals Inc. and Tepha, Inc. and was a scientific co-founder of Genzyme Corporation (NASDAQ: GENZ). Dr. Sinskey serves as Editor and Co-founder of Metabolic Engineering, as Editor of Process Biochemistry, and a member of the Editorial boards of Pharmaceutical Discovery and Applied Microbiology and Biotechnology.  Dr. Sinskey currently serves on the board of directors of ABEC Inc., Merrimack Pharmaceuticals Inc., Metabolix Inc. and Tepha, Inc. He is an advisor to VIMAC Ventures LLC, QRxPharma Limited and the Business Development Bank of Canada.  Dr. Sinskey received a B.S. from the University of Illinois and his Sc.D. from the Massachusetts Institute of Technology. His post-doctoral work was done at the Harvard School of Public Health.

Robert L. Van Nostrand has served as one of our directors since inception. Mr. Van Nostrand served as Chief Financial Officer and Executive Vice President of AGI Dermatics, Inc., a bio-pharmaceutical laboratory specializing in skin photobiology, from 2007 to September 2008 when the company was sold.  From 1986 to 2007, Mr. Van Nostrand held various executive officer positions with OSI Pharmaceuticals, Inc. (NASDAQ: OSIP), a biotechnology company focusing on cancer, eye disease and diabetes therapeutics, including Senior Vice President and Chief Compliance Officer, Vice President and Chief Financial Officer, Vice President, Finance and Administration, Chief Accounting Officer, Treasurer and Secretary.  Mr. Van Nostrand currently serves as Chairman of the New York Biotechnology Association.  Mr. Van Nostrand also serves on the board of directors of Metabolix, Inc., Achillion Pharmaceuticals, Inc. (NASDAQ: ACHN), on the Cold Spring Harbor DNA Leaning Center Corporate Advisory Board and on the Foundation Board of Farmingdale University. Mr. Van Nostrand holds a B.S. in Accounting from Long Island University, New York, and he completed advanced management studies at the Wharton School, Philadelphia, Pennsylvania. He is a Certified Public Accountant.

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

In accordance with applicable federal securities laws and the rules of the NYSE Amex, we have adopted an audit committee charter that incorporates these duties and responsibilities.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards.  The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Amex that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.  The Board of Directors has determined that Robert VanNostrand satisfies the NYSE Amex definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating and Governance Committee.

We have established a nominating and governance committee of the Board of Directors.  This committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors.  The nominating and governance committee also supervises the Board of Directors’ annual review of director independence and the Board of Directors’ performance evaluations. In accordance with applicable federal securities laws and the rules of the NYSE Amex, we have adopted a nominating committee charter that delineates these duties and responsibilities.  The nominating committee consists of Robert J. Easton, as chairman, Nancy T. Chang and Anthony J. Sinskey, each of whom is an independent director under the NYSE Amex listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Forms 3, 4 or 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11 .    EXECUTIVE COMPENSATION

   Since Apex’s formation on June 1, 2006, its operations have been limited to organizational activities and, after its initial public offering, to activities relating to completing a business combination.  To date, no current Apex executive officer, director or founding stockholder, nor any affiliate thereof, has received any cash or equity compensation for services rendered to Apex, except as set forth herein.  In addition, Apex does not propose to pay compensation of any kind, including finder’s and consulting fees, to any of Apex’s current officers, directors or stockholders or any of their respective affiliates, for services rendered prior to or in connection with the merger.  However, Apex’s officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf, such as participating in the offering process with respect to its initial public offering, identifying potential target businesses and performing due diligence on suitable business combinations.  There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than the Apex Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.  During fiscal year 2008, Apex paid approximately $155,000 for out-of-pocket expenses incurred by Apex’s officers and directors.

The Company does not own any real estate or other physical properties. The Company’s headquarters are located at 18 Farm Lane, Hillsborough, California, 94010.  Apex Bioventures, LLC, an affiliate of K. Michael Forrest, the Company’s President and one of the Company’s directors, provides office space to the Company and has agreed that it will make such office space as the Company may require from time to time available at no cost.

Apex does not currently have any equity compensation plans.

Item 12 .	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 27, 2009, the Company’s Initial Stockholders, including all of its directors and officers, beneficially owned and were entitled to vote 2,156,250 shares, or 20%, of the Company’s common stock. The following table sets forth information with respect to the beneficial ownership of the Company’s common stock, as of February 27, 2009, by its officers, directors and each person known to the Company to be the beneficial owner of more than 5% of any class of its voting securities. Unless otherwise indicated by footnote, the address for each listed stockholder is c/o Apex Bioventures Acquisition Corporation, 18 Farm Lane, Hillsborough, California 94010.

	Beneficial ownership of Apex common stock as of February 27, 2009
Name and Address of Beneficial Owner	Number of Shares(1)	Percent of Class
Darrell J. Elliott(2)(3) 1763 Orkney Place, North Vancouver, BC, V7H 2Z1	268,858	2.5%

K. Michael Forrest(2) 18 Farm Lane, Hillsborough, CA 94010	472,803	4.4%

Gary E. Frashier(2)(4) 215 West Bandera Road, Suite 114, Boerne, TX 78006	359,790	3.3%

Robert J. Easton(2) 525 E. 80th Street, New York, New York 10075	397,310	3.7%

John J. Chandler(2) 2916 Thomas Smith Lane, Williamsburg, VA 23185	126,313	1.2%

Nancy T. Chang(2) 10301 Stella Link, Houston, TX, 77025	183,951	1.7%

Anthony J. Sinskey(2) Department of Biology, Room 68-370A Massachusetts Institute of Technology Cambridge, MA 02139	97,474	0.9%

Robert L. Van Nostrand(2) Mariners Circle, West Islip, NY 11795	152,277	1.4%

Deutsche Bank AG(5) Theodor-Heuss-Allee 70 60468 Frankfurt am Main Federal Republic of Germany	1,121,888	10.4%

HBK Investments L.P.(6) 2101 Cedar Springs Road, Suite 700 Dallas, TX 75201	1,078,100	9.9%

QVT Financial LP(7) 1177 Avenue of the Americas, 9th Floor New York, New York 10036	916,236	8.5%

Polar Securities Inc.(8) 2372 Bay Street, 21st floor Toronto, Ontario M5H 2W9, Canada	789,679	7.3%

Pacific Assets Management, LLC(9) 11601 Wilshire Blvd, Suite 2180 Los Angeles, CA 90025	796,766	7.4%

Azimuth Opportunity, Ltd. c/o/ Ogier Qwomar Complex, 4th Floor P.O. Box 3170 Road Town, Tortola British Virgin Islands	696,300	6.5%

All directors and executive officers as a group (eight individuals)	2,058,776	19.1	%(10)

(1)
These amounts do not include the shares of common stock underlying the warrants purchased by our directors and executive officers in a private placement immediately prior to our initial public offering.

(2)	Each of the noted individuals is a director of Apex.
(3)
These shares are held by Invivos Limited Partners, a British Columbia limited partnership.  Ninety-nine percent of the limited partnership interests of Invivos Limited Partners are held collectively by Mr. Elliott’s wife and children.  The remaining 1% is held by Invivos Partners, Ltd., a British Columbia corporation.  Mr. Elliott, in turn, owns 100% of the capital stock of Invivos Partners, Ltd.  Accordingly, Mr. Elliott holds voting and dispositive power over all of the shares of common stock, but disclaims any pecuniary interest therein.

(4)
Mr. Frashier holds all of these shares of our common stock through Treasure Road Partners, Ltd., a Texas family limited partnership, of which he and his wife, Giva H. Frashier, are the sole owners (on an equal basis) and managers.  Accordingly, Mr. Frashier and his wife share voting and dispositive power over these shares.

(5)	Information based on Schedule 13G by Deutsche Bank AG on February 9, 2009.
(6)	Information based on Schedule 13G filed by HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK New York LLC, HBK Management LLC, and HBK Master Fund L.P., on January 26, 2009.
(7)
Information based on Schedule 13G filed by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP, and QVT Associates GP LLC on January 28, 2009.  As disclosed in such Schedule 13G, QVT Financial LP is the investment manager for QVT Fund LP, QVT Financial GP LLC is the general partner of QVT Financial LP, and QVT Associates GP LLC is the general partner of QVT Fund LP.

(8)
Information based on Schedule 13G filed by Polar Securities Inc. and North Pole Capital Master Fund on February 14, 2008.  As disclosed in such Schedule 13G, Polar Securities Inc. is the investment advisor for North Pole Capital Master Fund and a number of discretionary accounts over which it has voting and dispositive power.

(9)
Information based on Schedule 13G filed by Jonathan M. Glaser, Daniel Albert David, Roger Richter, Pacific Assets Management, LLC, Pacific Capital Management, Inc., and JMG Triton Offshore Fund, Ltd. on February 17, 2009.  As disclosed in such Schedule 13G, Pacific Assets Management, LLC is the investment advisor to JMG Triton Offshore Fund, Ltd. and Pacific Capital Management, Inc., is a member of Pacific Assets Management, LLC.  Mr. Glaser, Mr. David and Mr. Richter are control persons of Pacific Assets Management, LLC and Pacific Capital Management, Inc.

(10)
The percentage of beneficial ownership of officers and directors is less than 20% due to the resignation of one of our Initial Stockholders, Donald B. Rix, from the Board of Directors.  An affiliate of Dr. Rix  purchased 97,474 shares of our common stock prior to the Company’s initial public offering and such affiliate continues to hold such shares, representing 0.9% of the Company, through the date of this proxy statement.

Item 13 .    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior to Apex’s initial  public offering, Apex issued a total of 2,156,250 shares of common stock at an aggregate purchase price of $25,000, which shares are currently held in escrow, by the individuals and entities set forth below:

Name	Number of Shares	Relationship to Us
Invivos Limited Partners	268,858	Affiliate of Darrell J. Elliott, Chairman, Chief Executive Officer and Director
K. Michael Forrest	472,803	President, Chief Operating Officer and Director
Treasure Road Partners Ltd.	359,790	Affiliate of Gary E. Frashier, Chief Financial Officer, Executive Vice President, Secretary and Director
Robert J. Easton	397,310	Director
John J. Chandler	126,313	Director
Nancy T. Chang	183,951	Director
Anthony J. Sinskey	97,474	Director
Robert L. Van Nostrand	152,277	Director
Rix Clinical Laboratories Ltd.	97,474	Affiliate of Donald B. Rix, Former Director
Total	2,156,250

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

The Company’s headquarters are located at 18 Farm Lane, Hillsborough, California, 94010.  Apex Bioventures, LLC, an affiliate of K. Michael Forrest, the Company’s President and one of the Company’s directors, provides office space to the Company and has agreed that it will make such office space as the Company may require from time to time available at no cost. We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.  There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged.

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

Director Independence

Our Board of Directors has determined that Robert J. Easton, Nancy T. Chang, John J. Chandler, Anthony J. Sinskey, and Robert L. Van Nostrand are “independent directors” as defined in Rule 10A-3 of the Exchange Act, and as defined by the rules of the NYSE Amex.  The NYSE Amex also requires that a majority of the audit committee consist of “independent directors.”  Currently, all members of our audit committee are independent.

Item 14:  Principal Accountant Fees and Services

As previously disclosed in our Form 8-K filing on January 17, 2008, certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (M&P”).  As a result, GGK resigned as auditors of the Company effective January 11, 2008 and M&P was appointed as auditors for the Company’s annual financial statements for the year ended December 31, 2007.

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

The following table represents the aggregate professional fees billed or expected to be billed during 2008 and 2007 by  M&P, RSM and GGK.

Description	2008	2007
Audit Fees-M&P	$77,527	$25,000
Audit Fees - GGK	-	83,500
Audit-Related Fees	-	-
Tax Fees - RSM	8,000	7,780
All Other Fees	-	-
Total Fees	$85,527	$116,280

Audit Fees

Audit fees consist of fees for the audit of our 2008 and 2007 year end financial statements included in reports on form 10-K, for the reviews of the interim quarterly  financial statements  included in our quarterly reports on Form 10-Q and services rendered in connection with our registration statements, including related audits and proxy filings. Audit fees for 2007 also included services related to the Initial public offering.

Audit-Related Fees

We did not incur audit-related fees for the years ended December 31, 2008 and 2007.

Tax Fees

We incurred tax-related fees from RSM for the preparation of state and federal tax returns for the years ended December 31, 2008 and 2007.

All Other Fees

We did not incur any other fees during the years ended December 31, 2008 and 2007.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor.  In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

(a)(3)	Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

3.1†	Second Amended and Restated Certificate of Incorporation

3.2†	Bylaws

4.1†	Specimen Unit Certificate

4.2†	Specimen Common Stock Certificate

4.3†	Specimen Warrant Certificate

4.4†	Form of Unit Purchase Option, granted to the underwriters

4.5†	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant

10.1†	Letter Agreements among the Issuer, the underwriters, and each of the Initial Stockholders

10.2†	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant

10.3†	Form of Securities Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders

10.4†	Services Agreement between Apex Bioventures, LLC and the Registrant

10.5†	Promissory Notes, dated June 15, 2006 and June 30, 2006, in each case, issued to Treasure Road Partners, Ltd.

10.6†	Promissory Notes, dated June 15, 2006 and June 30, 2006, in each case, issued to Easton Associates, LLC

10.7†	Promissory Notes, dated June 15, 2006 and June 30, 2006, in each case, issued to K. Michael Forrest

10.8†	Promissory Note, dated April 9, 2007, issued to Robert J. Easton.

10.9†	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders

10.10†	Insider Warrant Purchase Agreement among the Underwriters and the Registrant

10.11†	Form of Share Forfeiture Agreement among the Registrant and the Initial Stockholders

10.12††	Form of Termination of Services Agreement between Apex Bioventures, LLC and the Registrant

10.13	Form of Promissory Note, dated November 14, 2008, issued to each of the Initial Stockholders

14.1@	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

†	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-135755.

††	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 2007.

@	Previously filed and incorporated herein by reference to the registrant’s Current Report on Form 8-K, dated June 19, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX BIOVENTURES ACQUISITION CORPORATION

Date: March 27, 2009	By:	/s/ Darrell J. Elliott

Darrell J. Elliott, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Darrell J. Elliott	Chief Executive Officer	March 27, 2009
	Darrell J. Elliott	(principal executive officer) and Director

By:	/s/ Gary E. Frashier	Chief Financial Officer	March 27, 2009
	Gary E. Frashier	(principal financial and accounting officer)

By:	/s/ K. Michael Forrest	President, Chief Operating Officer,	March 27, 2009
	K. Michael Forrest	Director

By:	/s/ Robert J. Easton	Director	March 27, 2009
Robert J. Easton

By:	/s/ John J. Chandler	Director	March 27, 2009
John J. Chandler

By:	/s/ Nancy T. Chang	Director	March 27, 2009
Nancy T. Chang

By:	/s/ Anthony J. Sinskey	Director	March 27, 2009
Anthony J. Sinskey

By:	/s/ Robert L. Van Nostrand	Director	March 27, 2009
Robert L. Van Nostrand

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Apex Bioventures Acquisition Corporation
Hillsborough, California

We have audited the balance sheets of Apex Bioventures Acquisition Corporation (a corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2008 and for the cumulative period from June 1, 2006 (“Inception”) to December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from June 1, 2006 (inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Bioventures Acquisition Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the amounts included in the cumulative period from  June 1, 2006 (inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Apex Bioventures Acquisition Corporation's internal control over financial reporting as of December 31, 2008, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that  Apex Bioventures Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation by June 13, 2009 if a business combination is not consummated, which raises substantial doubt as to its ability to continue as a going concern. The Company has determined that it will not be able to consummate a business combination on or before June 13, 2009 and has approved the dissolution and liquidation of the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MCGLADREY & PULLEN, LLP

New York, New York
March 26, 2009

Apex Bioventures Acquisition Corporation
(a development stage company)
Balance Sheet

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$52,844	$1,060,427
Investment held in trust	65,584,847	65,514,688
Investment held in trust from underwriter	2,070,000	2,070,000
Refundable income tax	392,161	-
Prepaid expenses	58,411	66,244
Total current assets	68,158,263	68,711,359

Deferred tax asset, net	318,691	198,106

Total assets	$68,476,954	$68,909,465

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$140,854	126,007
Advances from stockholders	18,551	2,776
Income taxes payable	-	704,281
Deferred interest	224,069	-
Notes payable — stockholders	78,284	-
Due to underwriter	2,070,000	2,070,000
Total current liabilities	2,531,758	2,903,064

Common stock subject to conversion (2,587,499 shares at conversion value)	20,208,367	20,208,367

Commitments

Stockholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 authorized shares, none issued	-	-
Common Stock, $0.0001 par value, 60,000,000 authorized; 10,781,250 (which includes 2,587,499 shares subject to possible conversion) issued and outstanding	1,078	1,078
Additional paid-in capital	45,152,355	45,152,355
Income accumulated during the development stage	583,396	644,601
Total stockholders’ equity	45,736,829	45,798,034
Total liabilities and stockholders’ equity	$68,476,954	$68,909,465

See notes to financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Statements of Operations

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from June 1, 2006 (Inception) to December 31, 2008
Formation and operating costs	$(1,223,452)	$(581,816)	$(1,858,656)
Dividend and interest income	1,174,027	1,785,716	2,960,807

Income (loss) before provision for income taxes	(49,425)	1,203,900	1,102,151
Provision for income taxes	(11,780)	(506,975)	(518,755)

Net Income (loss)	$(61,205)	$696,925	$583,396

Net income (loss) per share - basic and diluted	$(0.01)	$0.10

Weighted average number of common shares Outstanding - basic and diluted	10,781,250	6,929,538

See notes to financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Statements of Stockholders’ Equity (Deficiency)
For the period from June 1, 2006 (Inception) to December 31, 2008

	Common Stock		Additional Paid-In	Income (Deficit) Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Common shares issued on June 27, 2006 at $0.01159 per share	2,156,250	$216	$24,784	-	$25,000
Net Loss	-	-	-	$(52,324)	(52,324)
Balances at December 31, 2006	2,156,250	216	24,784	(52,324)	(27,324)

Sale of private placement warrants	-	-	1,800,000	-	1,800,000
Sale of 8,625,000 Units net of underwriters’ discount and offering expenses (includes 2,587,499 shares subject to conversion)	8,625,000	862	63,535,538	-	63,536,700
Proceeds subject to forfeiture of 2,587,499 shares	-	-	(20,208,367)	-	(20,208,367)
Sale of underwriter option	-	-	100	-	100
Net income	-	-	-	696,925	696,925
Balances at December 31, 2007	10,781,250	$1,078	$45,152,355	$644,601	$45,798,034
Net loss	-	-	-	(61,205)	(61,205)
Balances at December 31, 2008	10,781,250	$1,078	$45,152,355	$583,396	$45,736,829

See notes to financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from June 1, 2006 (Inception) to December 31, 2008

Cash flows from operating activities
Net income (loss)	$(61,205)	$696,925	$583,396
Adjustments to reconcile net income (loss) to net cash used in operating activities
Deferred income taxes	(120,585)	(198,106)	(318,691)
Interest earned on trust account	(1,386,704)	(1,773,142)	(3,159,846)
Change in operating assets and liabilities
Prepaid expenses	7,833	(66,244)	(58,411)
Accounts payable and accrued expenses	14,847	105,210	140,854
Income taxes payable (refundable)	(1,096,442)	704,281	(392,161)
Deferred interest	224,069		224,069
Net cash used in operating activities	(2,418,187)	(531,076)	(2,980,790)

Cash flows from investing activities
Disbursements from trust account	1,316,545	1,518,454	2,834,999
Cash held in trust account	-	(67,330,000)	(67,330,000)
Net cash provided by (used in) investing activities	1,316,545	(65,811,546)	(64,495,001)

Cash flows from financing activities
Proceeds from public offering	-	69,000,000	69,000,000
Proceeds from private placement of warrants	-	1,800,000	1,800,000
Proceeds from stockholders loans	78,284	-	303,284
Repayment from stockholders loans	-	(225,000)	(225,000)
Proceeds from advances from stockholders	188,213	146,895	339,278
Repayment of advances from stockholders	(172,438)	(148,289)	(320,727)
Proceeds from sale of option to underwriters	-	100	100
Proceeds from the sale of common stock	-	-	25,000
Payment of offering expenses	-	(3,253,396)	(3,393,300))
Cash provided by financing activities	94,059	67,320,310	67,528,635

Net increase (decrease) in cash and cash equivalents	(1,007,583)	977,688	52,844
Cash and cash equivalents, beginning of period	1,060,427	82,739	-
Cash and cash equivalents, end of period	$52,844	$1,060,427	$52,844

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$-	$9,797	$-
Accrual of deferred underwriting fees	$-	$2,070,000	$2,070,000

Cash paid for:
Income tax	$1,235,000	$-	$1,235,000
Interest	$7,912	$1,373	$9,285

See notes to financial statements.

Apex Bioventures Acquisition Corporation
(a development stage company)
Notes to Financial Statements
December 31, 2008

Note 1 — Organization and Business Operations

Apex Bioventures Acquisition Corporation (the “Company”) was incorporated in Delaware on June 1, 2006. The Company was formed to acquire one or more domestic or foreign operating businesses in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. All activities through December 31, 2008 relate to the Company’s formation and public offering described below. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective on June 7, 2007. The Company consummated the Public Offering on June 13, 2007 and received net proceeds of approximately $65,300,000, including $1,800,000 of proceeds from the private placement (the “Private Placement”) sale of 1,800,000 insider warrants to our stockholders prior to the Public Offering (the “Initial Stockholders”). The warrants sold in the Private Placement are identical to the warrants sold in the Public Offering, except that such warrants are non-redeemable and can be exercised on a cashless basis as long as these persons hold such warrants. In addition, subject to certain limited exceptions, none of the warrants purchased by the Initial Stockholders are transferable or salable until six months after the consummation of a business combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic or foreign operating businesses in the healthcare industry (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of deferred underwriters’ discounts and commissions as described in Note 3, is being held in a trust account (the “Trust Account”) invested in government securities. The Trust Account will be maintained until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Our Initial Stockholders have agreed that they will be liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our public stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our Initial Stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. However, there can be no assurance that the stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with $1,600,000 in dividend income net of taxes payable on such dividends, may be used to pay for business, legal, accounting due diligence on prospective acquisitions, negotiation with prospective targets and satisfaction of closing conditions, and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any public stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account (including dividends, but less amounts reserved or released to us for working capital and net of taxes payable), calculated as of two business days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by public stockholders at the consummation of the Public Offering. Accordingly, public stockholders holding 29.99% of the aggregate number of shares owned by all Public stockholders may seek conversion of their shares in the event of a Business Combination. Such public stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount from the Public Offering that was placed in the Trust Fund) has been classified as common stock subject to possible conversion on the accompanying balance sheet.

The Company’s Second Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied.

On February 5, 2008, the Company entered into a merger agreement with Dynogen Pharmaceuticals, Inc., or Dynogen, and certain other parties named therein.  However, the Company and Dynogen mutually agreed to terminate the merger on April 16, 2008 due to then-current market conditions, particularly those for small capitalization public biotech companies, and the Company resumed its search for a suitable business combination.  On December 13, 2008, the Company entered into a non-binding letter of intent which extended the Company’s deadline to complete a business combination to June 13, 2009 (24 months from the consummation of our Public Offering).  After careful consideration, the Company’s Board of Directors decided not to go forward with the transaction contemplated by the letter of intent.  Due diligence related expense in 2008 for Dynogen of $395,000, with an additional $150,000 for legal expenses, were incurred, primarily, during the first quarter of 2008.

The accompanying financial statements have been prepared assuming that  Apex Bioventures Acquisition Corporation will continue as a going concern.

On March 4, 2009, the Company’s Board of Directors determined that the Company would not be able to consummate a business combination on or before June 13, 2009 and, as required by our Second Amended and Restated Certificate of Incorporation, approved the dissolution and liquidation of the Company.  In accordance with the Second Amended and Restated Certificate of Incorporation, the Board of Directors must now submit a plan of liquidation to our stockholders for their approval.  Accordingly, subject to stockholder approval, the Company will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest (net of taxes payable), plus any remaining net assets. Upon liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the per share price in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering). The Company can not now estimate  the final liquidation date, but expects the liquidation, subject to stockholder approval, to be completed prior to June 13, 2009.

Note 2 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses on these accounts.

 Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheets at December 31, 2008 and 2007.

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

Deferred interest

Deferred interest represents 29.99% of the excess interest earned on the investments held in trust above the $1,600,000 allowable to be released to the Company to fund working capital requirements, net of any income tax obligations.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) released SFAS 141R, “Business Combinations” that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for.

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

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is our first quarter of 2009.  Any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

In September 2006 the Financial Accounting Standards Board  issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009.  The Company is currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on its financial position, results of operations and cash flows. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering & Value of Unit Purchase Option

On June 13, 2007, the Company sold 8,625,000 units (“Units”), including 1,125,000 units pursuant to the over-allotment option granted to the underwriters, in the Public Offering at a price of $8.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a target business and one year from the effective date of the registration statement for the Public Offering and expiring four years from the effective date of the Public Offering, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 90 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. As a result of the expected liquidation as discussed in note 1, the Warrants will expire unexercised and unredeemed.

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

The Initial Stockholders and the holders of the Private Placement Warrants will be entitled to registration rights with respect to their securities pursuant to an agreement signed as of the effective date of the Public Offering. With respect to the Private Placement Warrants (and underlying shares), from and after the date on which the Company files a current report on Form 8-K announcing that it has entered into a definitive agreement with respect to a Business Combination, the holders of a majority of these securities are entitled to demand registration of the resale of these securities. However, the Company is not required to effect such registration until six months following the consummation of a Business Combination. The Company filed a current report on Form 8-K announcing that it had entered into a Merger Agreement with Dynogen Pharmaceuticals, Inc. relating to a Business Combination. With respect to the shares issued to the Initial Stockholders prior to the Public Offering and the Private Placement Warrants (and underlying shares), from and after the first anniversary of the consummation of the Business Combination, the holders of a majority of these securities are entitled to demand registration of the resale of these securities. In addition, such holders have certain “piggy back” registration rights on registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 4 — Related Party Transactions

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

As of December 31, 2008 and  2007, advances from stockholders were $18,551 and $2,776 respectively due to officers and directors for operating costs incurred on behalf of the Company.

As of February 5, 2008, Lauren Elliott, the daughter of Darrell J. Elliott, our Chairman and Chief Executive Officer, entered into a consulting agreement with the Company to provide certain administrative services.  Ms. Elliott is paid approximately $1,667 per month (assuming two days work per week).

As of November 14, 2008, the Company issued promissory notes for $170,000 to our Initial Stockholders, in aggregate of which $78,234 was received as of December 31, 2008, to provide ongoing working capital These notes are accruing interest at a rate of 1.63% and will be payable upon the earlier of November 14, 2009, or the Company’s liquidation and dissolution.

During a portion of 2007 the Company occupied office space provided by Craig Drill Capital, an affiliate of Robert J. Easton, a director of the Company. For the year ended December 31, 2007 and the period from June 1, 2006 (date of inception) to December 31, 2007, the Company paid Craig Drill Capital $3,500 for rent and administrative expenses, which expenses are included in formation and operating costs in the accompanying Statement of Operations. No rent was paid during 2008.

The Company currently occupies office space provided by Apex Bioventures, LLC, an affiliate of K. Michael Forrest, an officer and director of the Company. For the year ended December 31, 2007 and the period from June 1, 2006 (date of inception) to December 31, 2007, the Company paid Apex Bioventures, LLC $6,000 for rent and administrative expenses, which expenses are included in formation and operating costs in the accompanying Statements of Operations. No rent was paid during 2008.

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

In May 2007, the Company’s stockholders appointed Donald B. Rix as an additional member of its Board of Directors. Commensurately, the Company’s stockholders determined to re-allocate among themselves the Company’s outstanding shares of common stock. The allocation was effected through the purchase and sale from each then existing stockholder to Rix Clinical Laboratories Ltd. of shares for a purchase price of $0.01159 per share.  Dr. Rix resigned from our Board of Directors on May 27, 2008 for personal reasons.

 Note 5 - Income Taxes

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

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits, if any, will be classified as additional taxes in the statement of operations.

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.

The provision for income taxes for the years ended December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Current:
Federal	$92,069	$559,532
State	40,296	145,549

Total current	132,365	705,081

Deferred:
Federal	(120,585)	(198,106)
State

Total deferred	(120,585)	(198,106)

	$11,780	$506,975

As of December 31, 2008 and 2007, the tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	2008	2007
Expense deferred for income tax purposes	$288,058	$240,494
Interest and dividends deferred for reporting purposes	95,992	-
Valuation allowance	(65,359)	(42,388)
	$318,691	$198,106

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Statutory U.S. federal rate	34.0%	34.0%

State income taxes, net of federal effect	8.0%	8.0%
Non-deductible expenses	(14.7)%	0.4%
Valuation allowance	(51.1)%	(0.3)%
Effective Tax Rate	(23.8)%	42.1%

Note 6 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Note 7 — Reserved Common Stock

At December 31, 2008, 11,325,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ purchase option.

Note 8 — Investments Held in Trust

At December 31, 2008, Investments Held in Trust were invested entirely in an Institutional Class - Treasury Money Market Portfolio managed by Morgan Stanley.    The average interest rate on invested funds during the fourth quarter of 2008 was 1.9%.

The Company adopted SFAS No. 157 on January 1, 2008, delaying, as permitted, application for non-financial assets and non-financial liabilities.  SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: quoted prices (unadjusted) in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date.  Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2: inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3: unobservable inputs for the asset or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS No. 157, the Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to SFAS No. 157 at each reporting period end.

The Investments Held in Trust, as described above, is the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. These money market securities are considered to be highly liquid and easily tradable investments and are valued using inputs observable in active markets for identical securities and,  therefore, are classified as level 1 within  the fair value hierarchy.

	Total	Level 1	Level 2	Level 3

Treasury MMF Portfolio held in Trust	$67,654,847	$67,654,847	-	-

Note 9 – Commitments

On July 23, 2008, the Company entered into finders agreements with a third-party. The agreements expire by their terms on April 30, 2009, but are terminable by either party upon 15 days prior written notice. If either the Company or the third-party introduces the other to a potential target with whom such other party consummates a Business Combination, such other third-party is obligated to pay the introducing party a success fee between 1% and 1.5% of the total value of the transaction. Neither the Company nor the third-party is obligated to pay the other any fee unless a Business Combination is consummated with a referred target. In addition, the Company entered into two separate finders agreements with third parties as of October 30, 2008 and November 3, 2008, respectively. The agreements expired by their terms on December 13, 2008.

As of December 31, 2008, the Company had unbilled legal fees of $924,124; the Company expects to negotiate a settlement of its unpaid legal fees and expenses out of any remaining available funds after liquidation and distribution.

Note 10 - Subsequent Events

On March 4, 2009, the Company’s Board of Directors determined that the Company would not be able to consummate a business combination on or before June 13, 2009 and, as required by our Second Amended and Restated Certificate of Incorporation, approved the dissolution and liquidation of Apex.  In accordance with the Second Amended and Restated Certificate of Incorporation, the Board of Directors must now submit a plan of liquidation to our stockholders for their approval.  Accordingly, subject to stockholder approval, the Company will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest (net of taxes payable), plus any remaining net assets. Upon liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the per share price in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering). The Initial Stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our Public Offering. There will be no distribution from the Trust Account with respect to our warrants, which will expire worthless.