Form 10-Q
period 2009-03-31
APEX BIOVENTURES ACQUISITION CORP
filed 2009-05-14
CIK 1368613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

There were 10,781,250 shares of the Registrant's common stock issued and outstanding as of May 2, 2009.

Apex Bioventures Acquisition Corporation Form 10-Q

PART I - FIN ANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$6,494	$52,844
Investment held in trust	65,611,999	65,584,847
Investment held in trust from underwriter	2,070,000	2,070,000
Refundable income taxes	383,826	392,161
Prepaid expenses	63,051	58,411
Total current assets	68,135,370	68,158,263

Deferred income taxes	257,696	318,691
Total assets	$68,393,066	$68,476,954

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$142,835	$140,854
Advances from stockholders	14,522	18,551
Due to underwriter	-	2,070,000
Deferred interest	-	224,069
Notes payable stockholders	169,999	78,284
Total current liabilities	327,356	2,531,758

Common stock subject to conversion (2,587,499 shares at conversion value)	-	20,208,367

Commitments

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued	-	-
Common Stock, $0.0001 par value; 60,000,000 shares authorized; 10,781,250 shares (which includes 2,587,499 shares subject to possible conversion at December 31, 2008) issued and outstanding	1,078	1,078
Additional paid-in capital	67,430,722	45,152,355
Income accumulated during the development stage	633,910	583,396
Total stockholders' equity	68,065,710	45,736,829
Total liabilities and stockholders' equity	$68,393,066	$68,476,954

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Period from Inception (June 1, 2006) to March 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Formation and operating costs	$(146,266)	$(766,734)	$(2,004,922)
Interest and other income	251,227	611,133	3,212,034

Income (loss) before provision for income taxes	104,961	(155,601)	1,207,112
(Provision) benefit for income taxes	(54,447)	46,902	(573,202)

Net income (loss)	$50,514	$(108,699)	$633,910

Net income (loss) per share - basic and diluted	$-	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	10,781,250	10,781,250

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from June 1, 2006 (Inception) to March 31, 2009

				Income (Deficit)	Total
				Accumulated	Stockholders'
	Common Stock		Additional	During the	Equity
	Shares	Amount	Paid-in Capital	Development Stage	(Deficiency)
Common shares issued on June 27, 2006 at $0.01159 per share	2,156,250	$216	$24,784	$-	$25,000
Net loss	-	-	-	(52,324)	(52,324)
Balances at December 31, 2006	2,156,250	216	24,784	(52,324)	(27,324)

Sale of private placement warrants	-	-	1,800,000	-	1,800,000
Sale of 8,625,000 units net of underwriters' discount and offering expenses (includes 2,587,499 shares subject to conversion)	8,625,000	862	63,535,838	-	63,536,700
Proceeds subject to forfeiture of 2,587,499 shares	-	-	(20,208,367)	-	(20,208,367)
Sale of underwriter option	-	-	100	-	100
Net income	-	-	-	696,925	696,925
Balances at December 31, 2007	10,781,250	$1,078	45,152,355	644,601	45,798,034
Net loss	-	-	-	(61,205)	(61,205)
Balances at December 31, 2008	10,781,250	$1,078	$45,152,355	$583,396	$45,736,829
Unaudited:
Reclassification of proceeds subject to possible conversion	-	-	20,208,367	-	20,208,367
Reclassification of deferred underwriting fee			2,070,000		2,070,000
Net income (January 1, 2009 - March 31, 2009)				50,514	50,514
Balances at March 31, 2009	10,781,250	$1,078	$67,430,722	$633,910	$68,065,710

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Cash Flows

			Period from
	Three Months Ended March 31,		June 1, 2006 (inception) to
	2009	2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$50,514	$(108,699)	$633,910
Adjustments to reconcile net income (loss) to net cash used in operating activities
Deferred income taxes	60,995	(5,446)	(257,696)
Interest earned on trust account	(27,152)	(602,813)	(3,186,998)
Change in operating assets and liabilities:
Prepaid expenses	(4,640)	19,489	(63,051)
Accounts payable and accrued expenses	1,981	(14,417)	142,835
Income taxes payable (refundable)	8,335	(41,456)	(383,826)
Deferred interest	(224,069)		-
Net cash used in operating activities	(134,036)	(753,342)	(3,114,826)

Cash flows from investing activities
Disbursements from trust account	-	986,545	2,834,999
Cash held in trust account	-	-	(67,330,000)
Net cash provided by (used in) investing activities	-	986,545	(64,495,001)

Cash flows from financing activities
Proceeds from public offering	-	-	69,000,000
Proceeds from private placement of warrants	-	-	1,800,000
Proceeds from stockholders loans	91,715	-	394,999
Repayment of stockholders loans	-	-	(225,000)
Proceeds from advances from stockholders	27,068	55,926	366,346
Repayment of advances from stockholders	(31,097)	(50,944)	(351,824)
Proceeds from sale of option to underwriters	-	-	100
Proceeds from the sale of common stock	-	-	25,000
Payment of offering expenses	-	-	(3,393,300)
Cash provided by financing activities	87,686	4,982	67,616,321

Net increase (decrease) in cash and cash equivalents	(46,350)	238,185	6,494
Cash and cash equivalents, beginning of period	52,844	1,060,427	0
Cash and cash equivalents, end of period	$6,494	$1,298,612	$6,494

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$-	$-	$-
Accrual of deferred underwriting fees	$-	$-	$2,070,000

See notes to unaudited condensed consolidated financial statements.

Apex Bioventures Acquisition Corporation and Subsidiary
(a development stage company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2009

Note 1 – Basis of Presentation

The financial statements at March 31, 2009 and for the periods ended March 31, 2009 and 2008 are unaudited. The condensed financial statements include the accounts of Apex Bioventures Acquisition Corporation (“Apex”) and its wholly owned subsidiary, Apex Acquisition Sub, Inc. (“Acquisition Sub”) (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008 and for the period from June 1, 2006 (inception) through March 31, 2009.    The results for the period ended March 31, 2009 include adjustments related to the Board of Directors approval of the dissolution and liquidation of the Company (see Note 5).  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Audited financial statements as of and for the year ended December 31, 2008, prepared in accordance with generally accepted accounting principles, are contained in the Company’s 2008 annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2008 balance sheet included in this report has been derived from the audited financial statements included in said annual report.

Note 2 – Organization and Business Operations

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

The Company's management had broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering were intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic or foreign operating businesses in the healthcare industry (“Business Combination”). As described in Note 5, the Company will not be able to consummate a business combination.  Upon the closing of the Public Offering and Private Placement, $67,330,000, including $2,070,000 of the underwriters' discounts and commissions as described in Note 4, is being held in a trust account (the “Trust Account”) invested in government securities. The Trust Account will be maintained until the earlier of (i) the consummation of the Company's first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses and other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Initial Stockholders have agreed that they will be liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our public stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our Initial Stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. However, there can be no assurance that that the Initial Stockholders will be able to satisfy those obligations. The Company has used all or substantially all the remaining net proceeds (not held in the Trust Account), along with $1,600,000 in dividend income net of taxes payable on such dividends, to pay for business, legal and accounting due diligence on prospective acquisitions, negotiations with prospective targets and continuing general and administrative expenses.  As of March 31, 2009, there had been $1,600,000 released to the Company from the Trust Account for working capital purposes and $1,235,000 for income taxes.

If an initial Business Combination had been approved and consummated, the Company would have been required to submit such transaction for stockholder approval and stockholders owning 30% or more of the shares sold in the Public Offering (the “Public Stockholders”) could have voted against the Business Combination and demanded that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account (including dividends, but less amounts reserved or released to us for working capital and net of income taxes payable), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount that was placed in the Trust Fund) had been classified as common stock subject to possible conversion and a portion of interest earned on the Trust Account (29.99% of the excess interest earned on the Trust Account above the $1,600,000 allowable to be released to the Company to fund working capital requirements, net of any income tax obligations) had been classified as deferred interest.  Since no acquisition was submitted to stockholders, as described in Note 5, the common stock subject to possible conversion was reclassified to paid-in capital and the deferred interest was recorded as interest income during the period ended March 31, 2009.

Note 3 – Summary of Significant Accounting Policies

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

Note 4 – Initial Public Offering & Value of Unit Purchase Option

On June 13, 2007, the Company sold 8,625,000 units (“Units”), including 1,125,000 Units pursuant to the over-allotment option granted to the underwriters, in the Public Offering at a price of $8.00 per Unit. Each Unit consists of one share of the Company's common stock, $0.0001 par value, and one Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a target business and one year from the effective date of the registration statement for the Public Offering and expiring four years from such effective date, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 90 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants will likely expire unexercised and unredeemed.

In connection with the Public Offering, the Company paid Lazard Capital Markets LLC and Ladenburg Thalmann & Co. Inc., the underwriters of the Public Offering, underwriting discounts and commissions of 7% of the gross proceeds of the Public Offering, of which 3% of the gross proceeds ($2,070,000) are held in the Trust Account and payable only upon the consummation of a Business Combination.  The deferred portion of the underwriters discount has been reclassified to stockholders equity during the period ended March 31, 2009 since the Company will not consummate a Business Combination.

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

The sale of the option was accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.35 million, using an expected life of five years, volatility of 43% and a risk free interest rate of 4.75%.  Since the Company will not consummate a Business Combination, as described in Note 5, the option will expire worthless.

Note 5 – Liquidation and Dissolution

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

On March 4, 2009, the Company’s Board of Directors determined that the Company would not be able to consummate a business combination on or before June 13, 2009 and, as required by its Second Amended and Restated Certificate of Incorporation, approved the dissolution and liquidation of the Company.  In accordance with the Second Amended and Restated Certificate of Incorporation, the Board of Directors must now submit a plan of liquidation to our stockholders for their approval.  Accordingly, subject to stockholder approval, the Company will distribute to all of the Company’s public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest (net of taxes payable), plus any remaining net assets.   The Company’s assets currently outside of the Trust Account, even if the Company obtains a tax refund that it intends to apply for, are not expected to exceed the Company’s liabilities, including potential liabilities to creditors who waived any claims against the Trust Account but who may assert claims as to any amounts outside the Trust Account, and other contingent or unknown liabilities that may arise.  The Company may use any assets outside of the Trust Account, including any tax refunds it may receive, to repay advances made by the Company’s initial stockholders and pay costs incurred while the Company was pursuing business combinations, including fees payable to service providers such as accountants, lawyers and other advisors and amounts payable to vendors.  Accordingly, it is unlikely that any amounts other than the amounts currently in the Trust Account will be available for distribution to the Company’s public stockholders.  Upon liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the per share price in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering). The Company has set June 2, 2009 as the date of the stockholders meeting to approve the plan of liquidation and dissolution.  Stockholders of record as of the close of business on May 15, 2009 will be entitled to vote at the stockholders meeting.

 On March 6, 2009, following announcement of our Board of Directors’ determination to seek dissolution and liquidation, the NYSE Amex halted trading of our warrants as they are expected to expire worthless.

Note 6 – Related Party Transactions

As of March 31, 2009 and December 31, 2008, advances from stockholders were $14,522 and $18,551, respectively, due to officers and directors for operating costs incurred on behalf of the Company.

As of November 14, 2008, the Company issued promissory notes for approximately $170,000 to our Initial Stockholders, in aggregate of which $78,284 was received as of December 31, 2008 and the remaining proceeds of $91,715 was received as of March 31, 2009 to provide ongoing working capital.  These notes accrue interest at a rate of 1.63% and are payable upon the earlier of November 14, 2009, or the Company’s liquidation and dissolution.

Note 7 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Note 8 – Reserved Common Stock

At March 31, 2009, 11,325,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ purchase option.

Note 9 – Investment Held in Trust

At March 31, 2009, Investments Held in Trust were invested entirely in an Institutional Class - Treasury Money Market Portfolio managed by Morgan Stanley.    The average interest rate on invested funds during the first quarter of 2009 was 0.1%.

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

	Total	Level 1	Level 2	Level 3

Treasury MMF Portfolio held in Trust	$67,681,999	$67,681,999	-	-

Note 10 - Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of an uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits, if any, will be classified as additional taxes in the statement of operations.

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.

The provision (benefit) for income taxes for the three months ended March 31, 2009 and 2008 consists of the following:

	March 31,
	2009		2008
Current:

Federal	$	$ (4,138)	$(41,456)
State		800	-

Total current		(3,338)	(41,456)

Deferred:
Federal		$57,785		(5,446)

	$	$ 54,447	$	$ (46,902)

The tax effect of temporary differences that give rise to the net deferred tax asset at March 31, 2009 is as follows:

Expense deferred for income tax purposes		$331,117
Valuation allowance		$(73,421)

Deferred Income Taxes	$	$ 257,696

Note 11 - Commitment

As of March 31, 2009, the Company had unbilled legal fees of $1,194,383; the Company expects to negotiate a settlement of its unpaid legal fees and expenses out of any remaining available funds after liquidation and distribution.

ITEM 2. MANAGEME NT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were formed on June 1, 2006 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the healthcare industry. We intended to use cash derived from the net proceeds of our initial public offering to effect a business combination.  On March 4, 2009, our Board of Directors determined that the Company will not consummate a business combination within the time frame required by our Second Amended and Restated Certificate of Incorporation and accordingly, approved the dissolution and liquidation of the Company, subject to approval by the Company’s stockholders.  On March 6, 2009, following announcement of our Board of Directors’ determination to seek dissolution and liquidation, the NYSE Amex halted trading of our warrants as they are expected to expire worthless.

Apex Acquisition Sub, Inc. is a Delaware corporation and a wholly-owned subsidiary of Apex (“Acquisition Sub”). Acquisition Sub was formed for the purpose of effecting a proposed merger transaction and has engaged in no other business activities or operations since its formation.

Results of Operations

The Company's net income of $50,514 for the three months ended March 31, 2009 consisted of formation and operating costs of $146,266  offset by interest and other income of $251,227. During the same three month period, we recorded a provision  for income taxes in the amount of $54,447. For the three months ended March 31, 2008, the Company incurred a net loss of $108,699, consisting of formation and operating costs of $766,734 offset by interest and other  income of $611,133 and a benefit for income taxes of  $46,902.                .

The net income of $633,910 for the period from June 1, 2006 (date of inception) to March 31, 2009 consisted of formation and operating costs of $2,004,922, offset by interest and other income of $3,212,034 and a provision for income taxes of $573,202.

Interest and other income during the first quarter of 2009 included $27,152 in interest income and $224,069 due to the reversal of deferred interest.  Operating costs during the three month period ending March 31, 2008 included $380,400 in expenses related to due diligence associated with the terminated merger of Dynogen. In addition, $150,000 of legal expenses, associated with Dynogen, were incurred.

Liquidity and Capital Resources

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

In November, 2008, the Company issued promissory notes for $170,000 to our Initial Stockholders, of which $78,284 was received as of December 31, 2008, to provide ongoing working capital. The remaining balance of the notes was received during the first quarter of 2009.  As of May 4, 2009, the Company amended and restated the promissory notes issued in November 2008.  The amended and restated promissory notes provide for an aggregate principal amount of up to $520,000.  We believe the funds available to us outside of the Trust Account ($6,494 as of March 31, 2009), and the remaining proceeds from the amended and restated notes by the Initial Stockholders, will be sufficient to allow us to consummate the liquidation and distribution process.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Form of Amended and Restated Promissory Note, dated as of May 4, 2009, issued to each of the Initial Shareholders

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APEX BIOVENTURES ACQUISITION CORPORATION

May 14, 2009	By:	/s/ Darrell J. Elliott
Darrell J. Elliott Chief Executive Officer

May 14, 2009	By:	/s/ Gary E. Frashier
Gary E. Frashier Chief Financial Officer